Form 10-Q
period 2007-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2007-05-15
CIK 1376074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-137734
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$1,096,752	$1,018
Accounts receivable	11,550	—
Due from lockbox	40,755	—
Investment in direct financing leases and notes, net	22,662,891	—
Investment in operating leases, net of accumulated depreciation of $487	1,079,482	—
Other assets	51,388	—

	$24,942,818	$1,018

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$16,300,000	$—
Accounts payable and accrued expenses	381,453	—
Due to related parties, net	84,463	—
Security deposits	6,891	—

Total liabilities	16,772,807	—
Partners’ Capital	8,170,011	1,018

	$24,942,818	$1,018

The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
STATEMENT OF OPERATIONS
(unaudited)

Three Months
Ended
March 31, 2007 *
Income:
Interest on equipment financing	$10,403
Rental income	653
Other	8

11,064

Expenses:
Interest expense	6,402
Depreciation on operating leases	487
Administrative expense reimbursed to related party	12,160
General and administrative expenses	154

19,203

Net loss	$(8,139)

Weighted average number of limited partner units outstanding during the period	13,352

Net loss attributed to limited partners per unit	(0.60)

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
STATEMENT OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(unaudited)

	General			Partners’
	Partner	Limited Partners		Capital
	Amount	Units	Amount	Total
Balance, January 1, 2007	$1,000	—	$18	$1,018
Limited Partners’ contributions	—	93,873	9,365,355	9,365,355
Offering costs related to the sale of Limited Partnership units	—	—	(1,188,222)	(1,188,222)
Redemption	—	—	(1)	(1)
Net loss	(81)	—	(8,058)	(8,139)

Balance, March 31, 2007	$919	93,873	$8,169,092	$8,170,011

The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
STATEMENT OF CASH FLOWS
(unaudited)

Three Months
Ended
March 31, 2007 *
Cash flows from operating activities:

Net loss	$(8,139)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	487
Changes in operating assets and liabilities:
Accounts receivable	(11,550)
Due from lockbox	(40,755)
Accounts payable and accrued expenses	381,453
Due to related parties, net	84,463

Net cash provided by operating activities	405,959

Cash flows from investing activities:
Investment in direct financing leases and notes	(22,759,039)
Investment in equipment under operating leases	(1,079,969)
Proceeds from direct financing leases, net of earned income	96,148
Security deposits, net	6,891

Net cash used in investing activities	(23,735,969)

Cash flows from financing activities:
Increase in deferred financing costs	(51,388)
Proceeds from debt	16,300,000
Limited Partners’ capital contributions	9,365,355
Payment of offering costs incurred for the sale of partnership units	(1,188,222)
Redemption of initial limited partner units	(1)

Net cash provided by financing activities	24,425,744

Increase in cash	1,095,734
Cash, beginning of period	1,018

Cash, end of period	$1,096,752

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors.
     The General Partner and the initial limited partner capitalized the Fund on August 31, 2006. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. Upon the Fund breaking escrow on March 13, 2007, the initial limited partner withdrew as a limited partner and its capital contribution was returned. The Fund is managed by the General Partner.
     The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. The Fund shall terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The Fund will acquire leases and secured loans primarily from LEAF Financial Corporation, Inc., an affiliate of the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases and secured loans in order to generate regular cash distributions to the limited partners over the life of the Fund.
     The financial statements and notes thereto for the three months ended of March 31, 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements and related notes present the Fund’s financial position as of March 31, 2007 and December 31, 2006 and the results of its operations, cash flows, and changes in partners’ capital for the three months ended March 31, 2007. Operations commenced on March 13, 2007 (hereafter referred to as the period ended March 31, 2007). All dollar amounts presented are in thousands, unless otherwise indicated.
Classification
     Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.
     Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
     The Fund’s allowance for possible losses is primarily based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
     The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the assets exceed their estimated fair values.
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2007, the Fund had deposits at banks totaling $1,096,752 of which $996,752 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS – (Continued)
March 31, 2007
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Revenue Recognition — (Continued)
     Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period ended March 31, 2007.
     Notes Receivable. The Fund’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.
     The Fund generally discontinues the recognition of revenue for direct financing leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Supplemental Disclosure of Cash Flow Information
     Information for the period ended March 31, 2007 is as follows:

2007
Cash paid for:
Interest	$—

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.
     It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
NOTE 3 — DUE FROM LOCKBOX
     Customer payments are deposited into a lockbox shared with our General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)
NOTE 4 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 12%. As of March 31, 2007, the average initial term of the Fund’s financings was 51 months. As of March 31, 2007, 11% of the Fund’s equipment was located in California. The following table sets forth investment in direct financing leases and notes:

March 31,
2007
Direct financing leases	$5,288,067
Notes receivable	17,374,824

$22,662,891
Allowance for possible losses	—

$22,622,891

     The components of the net investment in direct financing leases for the periods indicated are as follows:

March 31,
2007
Total future minimum lease payments	$6,125,532
Unearned rental income	(901,761)
Residuals, net of unearned residual income	64,296

$5,288,067

NOTE 5 — OTHER ASSETS
     As of March 31, 2007, other assets include $51,388 of unamortized deferred financing costs which will be amortized over the terms of the related debt.
NOTE 6 - DEBT
     The table below summarizes the Fund’s debt as of March 31, 2007:

March 31, 2007
National City Bank, revolving line of credit, with an aggregate borrowing limit of $25 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus 1.75% per annum. Interest and principal are due monthly. The line of credit expires in September 2007 at which time the balance will be paid in full. There is no provision for renewing this National City line of credit, therefore we expect to replace the line of credit with other financing or negotiate with National City Bank to renew it. The terms of the Funds’ credit facility with National City includes financial covenants related to the Fund’s net worth and leverage used. As of March 31, 2007, the Fund is in compliance with all such covenants
$16,300,000

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)
NOTE 7 — TRANSACTIONS WITH AFFILIATES
     The Fund relies on the General Partner and its affiliates to manage the funds operations and will pay the General Partner or its affiliates fees to manage the fund.
     The General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, receive an organization and offering allowance of 3% of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs related to the sale of Partnership units.
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through March 31, 2007.
     The General Partner receives a fee for assisting the Fund in acquiring equipment for lease, portfolios of equipment subject to existing equipment leases and secured loans equal to 2% of the Fund’s purchase price.
     The General Partner receives a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     The General Partner will receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to March 31, 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the period from March 13, 2007 (Commencement of Operations) to March 31, 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

Period from
March 13, 2007
(Commencement
of
Operations) to
March 31, 2007
Acquisition fees	$444,581
Organization and offering expense allowance	$280,961
Reimbursed administrative expenses	$12,160
Underwriting fees	$272,178
     Due to related parties, net as of March 31, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)
NOTE 8 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
     Cash available for distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.
NOTE 9 — NET LOSS PER LIMITED PARTNERSHIP UNIT
     Net loss per limited partnership unit is computed by dividing net loss allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic loss per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for fiscal 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
     We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on March 13, 2007. As of March 31, 2007, we had sold subscriptions for 93,873 limited partner units ($9,365,355).
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

     Our offering began on February 20, 2007 and we broke escrow on March 13, 2007 (commencement of operations). As of March 31, 2007, our portfolio contained 301 equipment leases with 277 individual end users located in 41 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of March 31, 2007, we had a net investment of $1,079,482 in equipment under operating leases and a net investment of $22,662,891 in direct financing leases and notes for a total investment in equipment financing assets of $23,742,373. Our average original equipment cost per equipment financing transaction was $78,207 as of March 31, 2007. As of March 31, 2007, the average initial term of our financings was 51 months. As of March 31, 2007, 11% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2007, our outstanding debt was $16,300,000.
Our Lease Portfolio
     The following schedules detail the type, net investment and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$17,229	76.0%
Medical Equipment	896	4.0
Computers	690	3.0
Office Equipment	451	2.0
Communications	286	1.2
Restaurant Equipment	281	1.2
Garment Care	150	0.7
Software	133	0.6
Building systems	17	0.1
Other	2,530	11.2

	$22,663	100.0%

Operating Leases

	March 31, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$752	69.7%
Communications	122	11.3
Office Equipment	115	10.7
Computers	16	1.5
Other	74	6.8

	$1,079	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007
Type of Business	Net Investment	Percentage
Transportation/Communication/Energy	$6,438	28.4%
Services	4,388	19.4
Construction	3,990	17.6
Wholesale Trade	3,298	14.5
Agriculture/Forestry/Fishing	1,188	5.2
Manufacturing	1,173	5.2
Retail Trade	874	3.8
Finance/Insurance/Real Estate	197	0.9
Other	1,117	5.0

	$22,663	100.0%

Operating Leases

	March 31, 2007
Type of Business	Net Investment	Percentage
Construction	$543	50.3%
Transportation/Communication/Energy	259	24.0
Services	188	17.5
Agriculture/Forestry/Fishing	48	4.4
Manufacturing	21	1.9
Wholesale Trade	20	1.9

	$1,079	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2007, our credit evaluation indicated no need for an allowance for possible losses.

Results of Operations
     We commenced our operations on March 13, 2007. On March 30, 2007, we obtained a $25.0 million credit facility with National City Bank. This facility will allow us to leverage our equity to acquire additional equipment financings. Under the terms of the National City Bank credit facility, we can leverage our equity 7.5 to 1.
Revenues — Period Ended March 31, 2007
•	Our interest and rental income was $10,403 and $653, respectively, for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007. We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner.
Expenses — Period Ended March 31, 2007
•	Operating expenses for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007 were $19,203. We expect our operating expenses to increase as our portfolio of equipment financing assets increases.

•	Our interest expense was $6,402 for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007. Our debt with National City Bank increased to $16,300,000 as of March 31, 2007.

•	Deprecation on operating leases was $487 for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007. Our investment in operating leases increased to $1,079,482 as of March 31, 2007. We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

•	Our administrative expenses reimbursed to related party of $12,160 for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007 represents reimbursements made to the General Partner for expenses incurred for managing the Fund.

•	We had a net loss of $8,139 for the period from March 13, 2007 (Commencement of Operations) to March 31, 2007. The net loss per limited partnership unit, after losses allocated to the General Partner was $0.60 for the three months ended March 31, 2007.
Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and notes and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through the sale of additional partnership units and credit facilities.
     The following table sets forth our sources and uses of cash for the period indicated:

Period from
March 13, 2007
(Commencement
of
Operations) to
March 31, 2007
Net cash provided by operating activities	$405,959
Net cash used in investing activities	(23,735,969)
Net cash provided by financing activities	24,425,744

Increase in cash	$1,095,734

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facility. There is no provision for renewing the National City line of credit, therefore we expect to replace the line of credit with other financing or negotiate with National City Bank to renew it. Our debt to equity ratio is 2.0 to 1 at March 31, 2007. Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with National City Bank include financial covenants. As of March 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2007, our credit evaluation indicated no need for an allowance for possible losses. As our lease portfolio increases, we anticipate the need to establish an allowance for possible losses.
     We received $8,177,133 net of offering costs of $1,188,222, from the sale of our limited partnership units during the period from March 13, 2007 (Commencement of Operations) to March 31, 2007. From the proceeds we raised and borrowings from the National City Bank credit facility, we invested $23,839,008 in direct financing leases, notes and operating leases during the period from March 13, 2007 (Commencement of Operations) to March 31, 2007.
     There were no Partner’s distributions paid for the period ended March 31, 2007. Distributions to partners are expected to be 8.5% of invested capital. There first distribution to partners will be made in May 2007. As of March 31, 2007, our limited partnership units are sold for $100 per unit.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          NONE
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our limited partner units are not publicly traded. As of March 31, 2007, we had 150 limited partners.
     We are currently offering units of our limited partnership interest pursuant to a registration statement (File No. 333-116595) that was made effective by the Securities and Exchange Commission on February 7, 2007 when the offering commenced. The dealer manager for the offering is Chadwick Securities, Inc. We registered the sale of 120,000 units of limited partnership interest at an aggregate offering price of $120,000,000.
     The following table shows the use of proceeds from the offering since the effective date of the registration statement through March 31, 2007.

Offering proceeds	$9,365,355
Expenses:
Sales commissions (1)	$635,083
Underwriting fees (1)	272,178
Organization and offering expenses (2)	280,961

Public offering expenses	1,188,222

Net offering proceeds	8,177,133
Reserves	81,771

Total proceeds available for investment	$8,095,362

Use of proceeds for investment (estimated):
Used in operations (3)	18,716
Acquisition of lease portfolios (4)	7,442,860
Working capital	$633,787

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.

(2)	Paid to the general partner.

(3)	The general partner was reimbursed $12,160 for operating expenses.

(4)	Included are asset acquisition fees of $444,581 that were paid to our general partner.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement by and between LEAF Equipment Leasing Income Fund III, L.P. and Various Financial Institutions and Other Persons from Time to Time and National City Bank, dated March 30, 2007.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 15, 2007	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

May 15, 2007	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner