Form 10-Q
period 2007-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2007-08-14
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 333-137734

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)

(800) 819-5556
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)
PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$4,646	$1
Restricted cash	1,674	−
Accounts receivable	41	−
Due from lockbox	202	−
Investment in direct financing leases and notes, net	218,903	−
Investment in operating leases, (net of accumulated depreciation of $114)	2,959	−
Other assets	826	−
	$229,251	$1
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$197,670	$ −
Accounts payable and accrued expenses	1,868	−
Fair value of interest rate swap	447	−
Security deposits	50	−
Due to related party, net	392	−

Total liabilities	200,427	−
Partners’ Capital	28,824	1
	$229,251	$1

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except unit data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007*
Income:
Interest on equipment financing	$1,040	$1,050
Rental income	142	144
Loss on sale of equipment and lease dispositions net	(1)	(1)
Other	49	49
	1,230	1,242
Expenses:
Interest expense	712	719
Depreciation on operating leases	114	114
Provision for credit losses	14	14
Management fee to related party	65	65
Administrative expense reimbursed to related party	36	48
General and administrative expenses	29	30
	970	990
Net income	$260	$252

Weighted average number of limited partner units outstanding during the period	$230,451	$169,258
Net income attributed to limited partners per unit	$1.12	$1.47

*Operations commenced March 13, 2007

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(unaudited)
(in thousands, except unit data)

	General Partner	Limited Partners			Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount		(Loss)	Total	(Loss) Total
Balance, January 1, 2007	$1	−	$	−	$ −	$1
Limited Partners’ contributions		334,009		33,515		33,515
Offering costs related to the sale of Limited Partnership units	−	−		(4,206)		(4,206)
Cash distributions paid	(3)	−		(288)		(291)
Net income	3	−		249		252	$252
Unrealized gain on hedging derivative	−	−		−	(447)	(447)	(447)
Balance, June 30, 2007	$1	334,009		$29,270	$(447)	$28,824	$(195)

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

Six Months Ended June 30, 2007*
Cash flows from operating activities:
Net income	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of equipment	1
Depreciation	114
Provision for credit losses	14
Amortization of deferred financing costs	10
Changes in operating assets and liabilities:
Accounts receivable	(41)
Due from lockbox	(202)
Accounts payable and accrued expenses	1,868
Due to related parties, net	392
Net cash provided by operating activities	2,408

Cash flows from investing activities:
Investment in direct financing leases and notes	(219,050)
Investment in equipment under operating leases	(3,073)
Proceeds from direct financing leases, net of earned income	132
Security deposits, net	50
Net cash used in investing activities	(221,941)

Cash flows from financing activities:
Proceeds from debt	198,370
Repayment of debt	(700)
Increase in restricted cash	(1,674)
Increase in deferred financing costs	(836)
Limited Partners’ capital contributions	33,515
Payment of offering costs incurred for the sale of partnership units	(4,206)
Cash distributed to partners	(291)
Net cash provided by financing activities	224,178

Increase in cash	4,645
Cash, beginning of period	1
Cash, end of period	$4,646

*Operations commenced March 13, 2007

The accompanying notes are an integral part of these financial statements

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned subsidiary of Resource America, Inc. (“RAI”).  RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors.

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

The Fund seeks to acquire leases and secured loans primarily from LEAF Financial Corporation, Inc., an affiliate of the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases and secured loans in order to generate regular cash distributions to the limited partners over the life of the Fund.

The consolidated financial statements and notes thereto for the six months ended on June 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim period presented.  The results of operations for the six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.  Operations commenced on March 13, 2007 (hereafter referred to as the period ended June 30, 2007).  All dollar amounts presented are in thousands, unless otherwise indicated.

Classification

Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2007
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

         Interest rate swaps are recorded at fair value based on market quotes from the swap counterparty bank.  There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash.  The Fund deposits its excess cash in high-quality financial institutions.  As of June 30, 2007, the Fund had deposits at one bank totaling $4.65 million of which $4.55 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases.  Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

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

Operating Leases.  Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Fund recognizes rental income on a straight line basis.  Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and six months ended June 30, 2007.

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

Supplemental Disclosure of Cash Flow Information

Information for the six months ended June 30, 2007 is as follows (in thousands):

2007
Cash paid for:
Interest	$262

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.

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

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments.  The carrying value of debt approximates fair market value since interest rates approximate current market rates.  The interest rate swaps discussed in Note 9 are recorded at fair value based on market quotes from the swaps counterparty banks.

It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables.  They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized.  Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations.  Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer's views of economic and industry conditions, the Fund’s and the buyer's tax considerations, and other factors.

NOTE 3 − RESTRICTED CASH

Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.

NOTE 4 − DUE FROM LOCKBOX

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

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 5 - INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months.  Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.  The interest rates on notes receivable generally range from 7.5% to 12%.  As of June 30, 2007, the average initial term of the Fund’s financings was 44 months.  As of June 30, 2007, 23% of the Fund’s equipment was located in California.  The following table sets forth investment in direct financing leases and notes:

June 30,
2007
Direct financing leases	$191,054
Notes receivable	27,863
$218,917
Allowance for possible losses	(14)
$218,903

The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

June 30,
2007
Total future minimum lease payments	$215,247
Unearned rental income	(25,954)
Residuals, net of unearned residual income	1,761
$191,054

The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

June 30,
Allowance for possible losses, beginning of period	2007
Provision for credit losses	$ −
Net write offs	14
Allowance for possible losses, end of period	−
$14

NOTE 6 − OTHER ASSETS
As of June 30, 2007 and December 31, 2006, other assets include $826,476 and $0, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.  Accumulated amortization as of June 30, 2007 and December 31, 2006 is $10,000 and $0, respectively. Amortization expense for each of the five succeeding twelve month periods ending June 30, are $119,490, $119,490, $119,490, $119,490 and $119,490 respectively.

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of June 30, 2007 (in thousands):

June 30, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit.  Interest on this facility is calculated at one month LIBOR plus .95% per annum.  To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements.  The interest rate swap agreements terminate on various dates ranging from August 2007 to January 2013.  As of June 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.46% on a weighted average basis.  Interest and principal are due monthly.  The line of credit expires in June 2010.  The terms of the Fund’s credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used.  As of June 30, 2007, the Fund is in compliance with all such covenants.
$152,370

National City Bank, revolving line of credit, with an aggregate borrowing limit of $50 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. Interest and principal are due monthly. The line of credit was paid in full in July 2007. The terms of the Fund’s credit facility with National City include financial covenants related to the Fund’s net worth and leverage used. As of June 30, 2007, the Fund is in compliance with all such covenants.	45,300
Total outstanding debt	$197,670

The debt maturity for each of the succeeding twelve month periods ending June 30, and thereafter, are as follows (in thousands):

2008	$91,252
2009	46,404
2010	36,576
2011	19,690
2012	3,742
Thereafter	6
$197,670

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 8− EQUIPMENT FINANCE PORTFOLIO ACQUISTION

On June 19, 2007 the Fund purchased a portfolio of leases and loans in conjunction with the Fund’s General Partner, for approximately $169.5 million, from the leasing division of Pacific Capital Bank N.A. The purchase was funded with $152.4 million of debt borrowed from West LB.  The purchase price was recorded at the Fund’s cost which is equal to the estimated fair value of the assets acquired.

NOTE 9 - DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates.  Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate.  For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Fund’s borrowing costs.  In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans.  Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

    To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, which are designated as cash flow hedges.  The Fund does not use derivative financial instruments for trading or speculative purposes.  The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates.  High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability.  The Fund measures the effectiveness of each hedge throughout the hedge period.  Any hedge ineffectiveness, as defined by U.S. GAAP is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At June 30, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $147.8 million and $0, respectively.  For the six months ended June 30, 2007, the Fund had an unrealized loss of $447,000 on these interest rate swaps which is included in accumulated other comprehensive income.  The Fund recognized no gain or loss during the period  ended June 30, 2007 for hedge ineffectiveness.  Assuming market rates remain constant with the rates of June 30, 2007, $217,600 of the $447,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

(Back to Index)
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 10 − TRANSACTIONS WITH AFFILIATES

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

The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering.  Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell.  Chadwick did not sell any units through June 30, 2007.

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

The General Partner will receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease.  This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital.  No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to June 30, 2007.

The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease.  The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates.  No release commissions were paid during the period from March 13, 2007 (Commencement of Operations) to June 30, 2007.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007*
Acquisition fees	$3,820	$4,265
Asset management fees	$65	$65
Organization and offering expense allowance	$724	$1,005
Reimbursed administrative expenses	$36	$48
Underwriting fees	$2,929	$3,201

* Operations commenced March 13, 2007

Due to related parties, as of June 30, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

(Back to Index)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 11 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash available for distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

NOTE 12 −COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income” and for the Fund, only includes changes in the fair value of unrealized hedging derivatives.

NOTE 13 − NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed by dividing net income allocated to the Fund’s Limited Partners the weighted average number of limited partnership units outstanding during the period.  The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.  Basic income per limited partnership unit equals dilutive net income per limited partnership unit because there are no potential dilutive units.

(Back to Index)

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (unaudited)

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in  Item 3, under the caption “Summary Information, Risk Factors and Ratio of Earnings to Fixed Changes” in our Form S-1. These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership,  formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors.  We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007.  As of June 30, 2007, we had sold subscriptions for 334,009 limited partner units ($33.5 million).

We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties.  We also acquire portfolios of equipment subject to existing leases from other equipment lessors.  In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment.  We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease.  The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment.  We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million.  Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by U.S. GAAP.  Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.  Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life.  Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases.  Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years.  When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

(Back to Index)
Our offering began on February 20, 2007 and we broke escrow on March 13, 2007.  As of June 30, 2007, our portfolio contained 5,875 equipment leases with 5,576 individual end users located in 50 states as well as the District of Columbia and Puerto Rico.  No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment.  As of June 30, 2007, we had a net investment of 3.0 million in equipment under operating leases and a net investment of $218.9 million in direct financing leases and notes for a total investment in equipment financing assets of $221.9 million.  Our average original equipment cost per equipment financing transaction was $36,842 as of June 30, 2007.  As of June 30, 2007, the average initial term of our financings was 44 months.  As of June 30, 2007, 23% of our equipment was located in California.  No other state accounted for more than 10% of our equipment portfolio.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios.  As of June 30, 2007, our outstanding debt was $197.7 million.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2007 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$136,875	62.5%
Computers	19,369	8.8
Medical Equipment	16,751	7.7
Office Equipment	10,304	4.7
Restaurant Equipment	10,300	4.7
Communications	5,136	2.3
Building Systems	4,621	2.1
Garment Care	1,653	0.8
Software	1,047	0.5
Other	12,861	5.9
	$218,917	100.0%

Operating Leases

	June 30, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$1,610	54.4%
Office Equipment	353	11.9
Communications	325	11.0
Computers	195	6.6
Building Systems	159	5.4
Other	317	10.7
	$2,959	100.0%

(Back to Index)
The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification that lease our equipment as of June 30, 2007 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007
Type of Business	Net Investment	Percentage
Services	$67,438	30.8%
Manufacturing	32,104	14.7
Transportation/Communication/Energy	31,591	14.4
Construction	25,077	11.5
Retail Trade	19,300	8.8
Wholesale Trade	15,815	7.2
Agriculture/Forestry/Fishing	11,969	5.5
Finance/Insurance/Real Estate	8,226	3.8
Public Administration	309	0.1
Other	7,088	3.2
	$218,917	100.0%

Operating Leases

	June 30, 2007
Type of Business	Net Investment	Percentage
Construction	$971	32.8%
Transportation/Communication/Energy	714	24.1
Services	540	18.3
Manufacturing	260	8.8
Wholesale Trade	235	7.9
Finance/Insurance/Real Estate	122	4.1
Agriculture/Forestry/Fishing	101	3.4
Other	16	0.6
	$2,959	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets.  As of June 30, 2007, our credit evaluation indicated the need for an allowance for possible losses of our commercial finance assets of $14,000.

(Back to Index)
Results of Operations

We commenced our operations on March 13, 2007.  In May 2007 we increased our line of credit with National City Bank from $25.0 million to $50.0 million.  In addition, we obtained a $200.0 million credit facility with WestLB.  These facilities will allow us to leverage our equity to acquire additional equipment financings.  Under the terms of our National City Bank credit facility, we can leverage our equity up to 7.5 to 1 and under the terms of WestLB credit facility, we can leverage our equity up to 8.0 to 1.

Revenues − Three and Six Months Ended June 30, 2007.

•
Our interest and rental income was $1.2 million and $1.2 million, for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.  We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner.  Our investments in financing assets increased to $221.9 million as of June 30, 2007.

Expenses − Three and Six Months Ended June 30, 2007.

•
Operating expenses were $970,337 and $989,540 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.  We expect our operating expenses to increase as our portfolio of equipment financing assets increases.

•
Interest expenses were $712,200 and 718,602 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.  We had an outstanding debt of $197.7 million as of June 30, 2007.

•
Depreciation on operating leases was $113,508 and $113,995 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.  Our investment in operating leases increased to $3.1 million as of June 30, 2007.  We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

•
Our administrative expenses reimbursed to related party of $36,294 and $48,000 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 represents reimbursements made to our General Partner for expenses incurred for managing the Fund.

•
Management fees to related party which are based on the size of our investment in lease assets serviced  by  our  General  Partner were $65,130 and $65,130 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.

•
The general and administrative expenses of $29,205 and $29,813 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively, represent costs we incurred to operate on a daily basis.

We will acquire additional equipment financings as we raise more capital through the sale of partnership units. The revenue derived from these additional leases and loans will exceed the interest expense incurred by the debt incurred to obtain these financings.

We had a net income of $260,172 and $252,033 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007 respectively.  The net income  per limited partnership unit, after losses allocated to our General Partner was $1.12 and $1.47 for the three months ended June 30, 2007 and the period from March 13, 2007 (commencement of operations) to June 30, 2007, respectively.

(Back to Index)

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and notes and distributions to partners.  In addition to cash generated from operations, we plan to meet our cash requirements through additional credit facilities and sale of partnership units.

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

Period from March 13, 2007 (Commencement of Operations) to June 30, 2007
Net cash provided by operating activities	$2,408
Net cash used in investing activities	(221,941)
Net cash provided by financing activities	224,178
Increase in cash	$4,645

Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities.  We increased our credit facility with National City Bank from $25.0 million to $50.0 million.  On June 19, 2007, we entered into a new $200.0 million revolving credit facility with WestLB.  Interest on this facility is calculated at one month LIBOR plus 0.95% per annum.  In July 2007, we entered into a new $200 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch).  Interest on this facility is calculated at one month LIBOR plus 0.80 % per annum.  We fully paid off our National City Bank revolving line of credit in July 2007.  Our credit facilities with WestLB and Merrill Lynch will allow us to leverage the additional equity we raise.  Our debt to equity ratio is 6.9 to 1 at June 30, 2007.

Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing.  In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return.  Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease.  A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.  In addition, the terms of our credit facility with National City Bank and WestLB include financial covenants.  As of June 30, 2007, we were in compliance with all such covenants.  If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.

Our liquidity could also be affected by higher than expected equipment lease defaults.  Higher than expected equipment lease defaults will result in a loss of anticipated revenues.  These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment.  In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets.  At June 30, 2007, our credit evaluation indicated a need for an allowance for possible losses of $14,000.  As our lease portfolio increases, we anticipate the need to establish an increased allowance for possible losses.

We received $29.3 million net of offering costs of $4.2 million, from the sale of our limited partnership units during the period from March 13, 2007 (Commencement of Operations) to June 30, 2007.  From the proceeds we raised and borrowings from our  National City Bank credit facility and our West LB credit facility, we invested $222.1 million in direct financing leases, notes and operating leases during the period from March 13, 2007 (Commencement of Operations) to June 30, 2007.

Partner’s distributions paid for the six months ended June 30, 2007 were $291,358.  Distributions to partners were 8.5% of invested capital.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At June 30, 2007, our outstanding debt totaled $197.7 million, which consists of variable rate debt of $152.4 million and $45.3 million with West LB and National City Bank, respectively.  The National City Bank revolving line of credit was fully paid off in July 2007.  To mitigate interest rate risk on the variable rate debt of $152.4 million with WestLB credit facility we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on this facility at 6.46% on a weighted average basis.

(Back to Index)

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

There have been no significant changes in our internal controls over financial reporting during the period ended June 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II – OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partner units are not publicly traded.  As of June 30, 2007, we had 707 limited partners.

We are currently offering units of our limited partnership interests pursuant to a registration statement (File No. 333-137734) that was made effective by the Securities and Exchange Commission on February 7, 2007 when the offering commenced.  The dealer manager for the offering is Chadwick Securities, Inc.  We registered the sale of 120,000 units of limited partnership interest at an aggregate offering price of $120,000,000.

The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2007.

Offering proceeds	$33,515,081
Expenses:
Sales commissions (1)	$2,240,481
Underwriting fees (1)	960,206
Organization and offering expenses (2)	1,005,152
Public offering expenses	4,205,839

Net offering proceeds	29,309,242
Reserves	293,092
Total proceeds available for investment	$29,016,150

Use of proceeds for investment (estimated):
Used in operations (3)	861,545
Acquisition of lease portfolios (4)	24,320,643
Working capital	$3,833,962

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to our general partner.
(3)	Our general partner was reimbursed $48,454 for operating expenses and asset management fees of $65,130.
(4)	Included are asset acquisition fees of $4,264,766 that were paid to our general partner.

ITEM 6.                      EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement by and between LEAF Equipment Leasing Income Fund III, L.P. and Various Financial Institutions and Other Persons from Time to Time and National City Bank, dated March 30, 2007. (1)
10.1(a)
First Amendment, dated May 2007, to Credit Agreement by and between LEAF Equipment Leasing Income Fund III, L.P. and Various Financial Institutions and Other Persons from Time to Time and National City Bank, dated March 30, 2007.

10.2
Secured Loan Agreement by and between LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and U.S. Bank National Association and WestLB AG, New York Branch, dated June 19, 2007.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(Back to Index)
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership
By: LEAF Asset Management, LLC, its General Partner

/s/ Crit DeMent
August 14, 2007	CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

/s/ Robert K. Moskovitz
August 14, 2007	ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner