Form 10-Q
period 2007-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2007-11-14
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$4,101	$1
Restricted cash	15,987	—
Accounts receivable	115	—
Due from lockbox	2,139	—
Investment in direct financing leases and notes, net	301,337	—
Investment in operating leases, (net of accumulated depreciation of $339)	4,319	—
Other assets	1,821	—

	$329,819	$1

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$281,088	$—
Accounts payable and accrued expenses	1,350	—
Fair value of interest rate swap	3,367	—
Security deposits	1,340	—
Due to related party, net	1,241	—

Total liabilities	288,386	—
Partners’ Capital	41,433	1

	$329,819	$1

The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except unit data)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007*
Income:
Interest on equipment financing	$5,222	$6,272
Rental income	274	418
Gain on sale of equipment and lease dispositions, net	288	287
Other	406	455

	6,190	7,432

Expenses:
Interest expense	4,500	5,219
Depreciation on operating leases	225	339
Provision for credit losses	896	910
Management fee to related party	812	877
Administrative expense reimbursed to related party	378	426
General and administrative expenses	121	151

	6,932	7,922

Net loss	$(742)	$(490)

Weighted average number of limited partner units outstanding during the period	$438,299	$280,066

Net loss attributed to limited partners per unit	$(1.68)	$(1.73)

*	Operations commenced March 13, 2007
The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)
(in thousands, except unit data)

				Accumulated
	General			Other	Partners’
	Partner	Limited Partners		Comprehensive	Capital	Comprehensive
	Amount	Units	Amount	Loss	Total	Loss Total
Balance, January 1, 2007	$1	—	$—	$	$1
Limited Partners’ contributions		530,778	53,205		53,205
Offering costs related to the sale of Limited Partnership units.	—	—	(6,828)		(6,828)
Cash distributions paid	(11)	—	(1,077)		(1,088)
Net loss	(5)	—	(485)		(490)	$(490)
Unrealized loss on hedging derivative	—	—	—	(3,367)	(3,367)	(3,367)

Balance, September 30, 2007	$(15)	530,778	$44,815	$(3,367)	$(41,433)	$(3,857)

The accompanying notes are an integral part of this consolidated financial statement

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

Nine Months Ended
September 30, 2007*
Cash flows from operating activities:

Net loss	$(490)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment	(287)
Depreciation	339
Provision for credit losses	910
Amortization of deferred financing costs	82
Changes in operating assets and liabilities:
Accounts receivable	(115)
Due from lockbox	(2,139)
Accounts payable and accrued expenses	1,350
Other assets	(75)
Due to related parties, net	1,241

Net cash provided by operating activities	816

Cash flows from investing activities:
Investment in direct financing leases and notes	(336,170)
Investment in equipment under operating leases, net	(4,566)
Proceeds from direct financing leases, net of earned income	34,120
Security deposits, net	1,340

Net cash used in investing activities	(305,276)

Cash flows from financing activities:
Proceeds from debt	343,896
Repayment of debt	(62,808)
Increase in restricted cash	(15,987)
Deferred financing costs	(1,830)
Limited Partners’ capital contributions	53,205
Payment of offering costs incurred for the sale of partnership units	(6,828)
Cash distributed to partners	(1,088)

Net cash provided by financing activities	308,560

Increase in cash	4,100
Cash, beginning of period	1

Cash, end of period	$4,101

*	Operations commenced March 13, 2007
The accompanying notes are an integral part of this financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors.
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
     The Fund seeks to acquire leases and secured loans primarily from LEAF Financial Corporation, an affiliate of the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases and secured loans in order to generate regular cash distributions to the limited partners over the life of the Fund.
     The consolidated financial statements and notes thereto as of September 30, 2007 and for the three and nine months then ended are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The results of operations for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund III, LLC and LEAF III A SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Operations commenced on March 13, 2007 (hereafter referred to as the period ended September 30, 2007). All dollar amounts presented are in thousands, unless otherwise indicated.
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
September 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses, impairment of long-lived assets and fair value of interest rate swaps. Actual results could differ from those estimates.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2007, the Fund had deposits at one bank totaling $4.12 million of which $4.02 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2007
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2007.
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
Supplemental Disclosure of Cash Flow Information
     Information for the nine months ended September 30, 2007 is as follows (in thousands):

Cash paid for:
Interest	$4,700

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
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
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps counterparty banks.
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
NOTE 3 — RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.
NOTE 4 — DUE FROM LOCKBOX
     Customer payments are deposited into a lockbox shared with the Fund’s General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 12%. As of September 30, 2007, the average initial term of the Fund’s financings was 41 months. As of September 30, 2007, 24% of the Fund’s equipment was located in California. The following table sets forth investment in direct financing leases and notes:

September 30,
2007
Direct financing leases	$250,483
Notes receivable	51,764

$302,247
Allowance for possible losses	(910)

$301,337

The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

September 30,
2007
Total future minimum lease payments	$277,423
Unearned rental income	(29,388)
Residuals, net of unearned residual income	2,448

$250,483

The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

Period Ended September 30,
2007
Allowance for possible losses, beginning of period	—
Provision for credit losses	$910
Net write offs	—
Allowance for possible losses, end of period	—

$910

NOTE 6 — OTHER ASSETS
     As of September 30, 2007 and December 31, 2006, other assets include $1.7 million and $0, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2007 and December 31, 2006 is $82,200 and $0, respectively. Amortization expense for each of the five succeeding twelve month periods ending September 30, are $149,300, $149,300, $149,300, $149,300 and $149,300 respectively.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt as of September 30, 2007 (in thousands):

September 30, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at one month LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate in January 2013. As of September 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.46% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in September 2010. The terms of the Fund’s credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of September 30, 2007, the Fund is in compliance with all such covenants
$144,147

Merrill Lynch Bank USA, secured loan agreement, with an aggregate borrowing limit of $200 million, collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 0.80% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to August 2014. As of September 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.17% on a weighted average basis. Interest and principal are due monthly. The secured loan is renewable for one year periods on June 28, 2008, 2009 and 2010. The terms of the Fund’s credit facility with Merrill Lynch include financial covenants related to the Fund’s net worth and leverage used. As of September 30, 2007, the Fund is in compliance with all such covenants
136,941

National City Bank, revolving line of credit, with an aggregate borrowing limit of $50 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. Interest and principal are due monthly. The line of credit was paid in full in July 2007	—

Total outstanding debt	$281,088

     The debt maturity for each of the succeeding twelve month periods ending September 30, and thereafter, are as follows (in thousands):

2008	$100,045
2009	79,920
2010	55,620
2011	32,317
2012	11,750
Thereafter	1,436

$281,088

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 8 - DERIVATIVE INSTRUMENTS
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
     At September 30, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $274.3 million and $0, respectively. For the nine months ended September 30, 2007, the Fund had an unrealized loss of $3.4 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period ended September 30, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2007, $1.4 of the $3.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 9 — TRANSACTIONS WITH AFFILIATES
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
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through September 30, 2007.
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
     The General Partner will receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to September 30, 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the period from March 13, 2007 (Commencement of Operations) to September 30, 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007*
Acquisition fees	$2,245	$6,510
Asset management fees	812	877
Reimbursed administrative expenses	378	426
Organization and offering expense allowance	591	1,596
Underwriting fees	2,031	5,232

*	Operations commenced March 13, 2007
Due to related parties, as of September 30, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
NOTE 11 - COMPREHENSIVE LOSS
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund, only includes changes in the fair value of unrealized hedging derivatives.
NOTE 12 — NET LOSS PER LIMITED PARTNERSHIP UNIT
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
OVERVIEW
     We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of September 30, 2007, we had sold subscriptions for 530,778 limited partner units ($53.2 million).
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, up to 30% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical and dental equipment, general office equipment, furniture, energy and climate control systems, and industrial equipment. Industrial equipment is comprised of various equipment types which include the following: light and heavy duty trucks, excavation equipment, construction equipment and machinery used in manufacturing. Financing assets within the industrial equipment category averaged $33,000 at September 30, 2007. We focus on the small to mid-size business market, which generally includes businesses with:
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

     Our offering began on February 7, 2007 and we broke escrow on March 13, 2007. As of September 30, 2007, our portfolio contained 9,518 equipment leases with 8,539 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of September 30, 2007, we had a net investment of $4.3 million in equipment under operating leases and a net investment of $301.3 million in direct financing leases and notes for a total investment in equipment financing assets of $305.6 million. Our average original equipment cost per equipment financing transaction was $34,700 as of September 30, 2007. As of September 30, 2007, the average initial term of our financings was 41 months. As of September 30, 2007, 23% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2007, our outstanding debt was $281.1 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$197,443	65.3%
Computers	25,853	8.6
Medical Equipment	23,448	7.8
Restaurant Equipment	15,549	5.1
Office Equipment	14,164	4.7
Communications	6,342	2.1
Building Systems	5,632	1.9
Garment Care	1,918	0.6
Software	1,462	0.5
Other	10,436	3.4

	$302,247	100.0%

Operating Leases

	September 30, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$3,001	69.4%
Office Equipment	361	8.4
Communications	314	7.3
Computers	192	4.4
Building Systems	151	3.5
Other	300	7.0

	$4,319	100.0%

     The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification that lease our equipment as of September 30, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2007
Type of Business	Net Investment	Percentage
Services	$90,421	29.9%
Transportation/Communication/Energy	49,417	16.4
Manufacturing	41,570	13.8
Construction	33,485	11.1
Retail Trade	28,708	9.5
Wholesale Trade	20,826	6.9
Agriculture/Forestry/Fishing	15,497	5.1
Finance/Insurance/Real Estate	10,713	3.5
Public Administration	286	0.1
Other	11,324	3.7

	$302,247	100.0%

Operating Leases

	September 30, 2007
Type of Business	Net Investment	Percentage
Transportation/Communication/Energy	$1,484	34.4%
Services	1,187	27.5
Construction	940	21.8
Manufacturing	260	6.0
Wholesale Trade	224	5.2
Finance/Insurance/Real Estate	112	2.6
Agriculture/Forestry/Fishing	95	2.2
Retail Trade	15	0.3
Other	2	0.0

	$4,319	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of September 30, 2007, our credit evaluation indicated the need for an allowance for possible losses of our commercial finance assets of $910,000.

Results of Operations
     We commenced our operations on March 13, 2007. We obtained a $200.0 million credit facility with WestLB. In July 2007, we entered into a secured loan with Merrill Lynch bank, with an aggregate borrowing limit of $200 million. The National City Line was repaid in July 2007. These facilities will allow us to leverage our equity to acquire additional equipment financings. Under the terms of our WestLB credit facility, we can leverage our equity up to 8.0 to 1.
Revenues — Three and Nine Months Ended September 30, 2007.
•	Our interest and rental income was $5.5 million and $6.7 million, for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in financing assets increased to $305.7 million as of September 30, 2007.
Expenses — Three and Nine Months Ended September 30, 2007.
•	Operating expenses were $6.9 million and $7.9 million for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. We expect our operating expenses to increase as our portfolio of equipment financing assets increases.

•	Interest expense was $4.5 million and $5.2 million for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. We had outstanding debt of $281.1 million as of September 30, 2007.

•	Depreciation on operating leases was $225,000 and $339,000 for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. Our investment in operating leases increased to $4.3 million as of September 30, 2007. We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

•	Our administrative expenses reimbursed to related party was $378,000 and $426,000 for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. Administrative expenses represents reimbursements made to our General Partner for expenses incurred for managing us.

•	Management fees to related party which are based on payments on financing assets processed by our General Partner. The management fees charged by our General Partner were $812,000 and $877,000 for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively.

•	The general and administrative expenses of $121,000 and $151,000 for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively, represent costs we incurred to operate on a daily basis.
     We expect to acquire additional equipment financings as we raise more capital through the sale of partnership units. Our General Partner expects the revenue derived from these additional leases and loans is expected to exceed the interest expense incurred by the debt incurred to obtain these financings.
     We had a net loss of $(742,000) and $(490,000) for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 respectively. The net loss per limited partnership unit, after losses allocated to our General Partner was $(1.68) and $(1.73) for the three months ended September 30, 2007 and the period from March 13, 2007 (commencement of operations) to September 30, 2007, respectively.

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
     The following table sets forth our sources and uses of cash for the period indicated (in thousands):

Nine Month
Period Ended
September 30, 2007
Net cash provided by operating activities	$816
Net cash used in investing activities	(305,276)
Net cash provided by financing activities	308,560

Increase in cash	$4,100

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. On June 19, 2007, we entered into a new $200.0 million revolving credit facility with WestLB. Interest on this facility is calculated at one month LIBOR plus 0.95% per annum. In July 2007, we entered into a new $200.0 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). Interest on this facility is calculated at one month LIBOR plus 0.80 % per annum. We fully paid off our National City Bank revolving line of credit in July 2007. Our credit facilities with WestLB and Merrill Lynch will allow us to leverage the additional equity we raise. Our debt to equity ratio is 6.78 to 1 at September 30, 2007.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with Merrill Lynch and WestLB include financial covenants. As of September 30, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2007, our credit evaluation indicated a need for an allowance for possible losses of $910,000. As our lease portfolio increases, we anticipate the need to establish an increased allowance for possible losses.
     We received $46.4 million net of offering costs of $6.8 million, from the sale of our limited partnership units during the period from February 7, 2007, the date our offering began to September 30, 2007. From the proceeds we raised and borrowings from our Merrill Lynch and our West LB credit facility, we invested $340.7 million in direct financing leases, notes and operating leases during the period from March 13, 2007 (Commencement of Operations) to September 30, 2007.
     Partner’s distributions paid for the nine months ended September 30, 2007 were $1.1 million. Distributions to partners were 8.5% of invested capital.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, our outstanding debt totaled $281.1 million, which consists of variable rate debt of $144.1 million and $137.0 million with West LB and Merrill Lynch, respectively. The National City Bank revolving line of credit was fully paid off in July 2007. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 6.46% and 6.17% for the WestLB and Merrill Lynch credit facility, respectively, on a weighted average basis.

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
     There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our limited partner units are not publicly traded. As of September 30, 2007, we had 707 limited partners.
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
     The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2007.

Offering proceeds	$53,204,532
Expenses:
Sales commissions (1)	$3,691,350
Underwriting fees (1)	1,540,229
Organization and offering expenses (2)	1,596,136

Public offering expenses	6,827,715

Net offering proceeds	46,376,817
Reserves	463,768

Total proceeds available for investment	$45,913,049

Use of proceeds for investment (estimated):
Used in operations (3)	$2,021,599
Acquisition of lease portfolios (4)	39,524,358
Working capital	4,367,092

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.

(2)	Paid to our general partner.

(3)	Our general partner was reimbursed $426,340 for operating expenses and asset management fees of $876,696.

(4)	Included are asset acquisition fees of $6,509,765 that were paid to our general partner.
ITEM 6. EXHIBITS

Exhibit
No.	Description
10.1	Secured Loan agreement between, LEAF Equipment Leasing Income Fund III, L.P. as seller, and wholly-owned subsidiary, LEAF III A SPE, LLC as borrower, and Zane Funding, LLC as LP rate lender and Merrill Lynch Bank U.S.A as administrative agent, dated July 2, 2007.

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. A Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2007	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2007	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner