Form 10-K
period 2007-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2008-03-31
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(800) 819-5556
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable
Securities registered pursuant to Section 12 (g) of the Act:
None
Title of Each Class
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The Registrant’s securities are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities to Section 12 of the Act

Forward-Looking Statements
THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH THE REGISTRANT IS SUBJECT; SEE ITEM 1A “RISK FACTORS.”
PART I
ITEM 1 – BUSINESS
     We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of December 31, 2007, we had sold subscriptions for 742,272 limited partner units ($74.0 million).
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, up to 30% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note becomes less than 90 days delinquent.
          We commenced operations on March 13, 2007. As of December 31, 2007 our portfolio contained 56,285 leases with 42,760 individual users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2007, we had a net investment of $495.7 million in direct financing leases and notes and a net investment of $6.4 million in equipment under operating leases for a total investment in financing assets of $502.1 million.
          We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2007, our outstanding debt was $467.6 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$209,286	42.1%
Water Purification	69,832	14.1
Office Equipment	63,703	12.8
Computers	43,407	8.8
Medical Equipment	35,037	7.1
Restaurant Equipment	20,474	4.1
Communications	13,420	2.7
Building Systems	10,517	2.1
General Business Loans	10,187	2.0
Other	21,089	4.2

	$496,952	100.0%

Operating Leases

	December 31, 2007
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$4,915	76.1%
Office Equipment	626	9.7
Communications	299	4.6
Agricultural Equipment	288	4.5
Computers	188	2.9
Building Systems	144	2.2

	$6,460	100.0%

     The following schedules detail the type of business (before allocating the allowance for credit losses) by standard industrial classification that lease our equipment as of December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
Type of Business	Net Investment	Percentage
Services	$174,218	35.1%
Manufacturing	60,352	12.1
Transportation/Communication/ Energy	59,737	12.0
Retail Trade	56,494	11.4
Construction	43,356	8.7
Wholesale Trade	30,502	6.1
Finance/Insurance/Real Estate	28,664	5.8
Agricultural/Forestry/Fishing	27,300	5.5
Public Administration	4,114	0.8
Other	12,215	2.5

	$496,952	100.0%

Operating Leases

	December 31, 2007
Type of Business	Net Investment	Percentage
Services	$3,217	49.8%
Transportation/Communication/Energy	1,336	20.7
Construction	975	15.1
Manufacturing	317	4.9
Agriculture/Forestry/Fishing	266	4.1
Wholesale Trade	225	3.5
Finance/Insurance/Real Estate	105	1.6
Retail Trade	19	0.3

	$6,460	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of our commercial finance assets of $1.3 million.
Our allowance for credit losses is as follows (in thousands):

December 31,
2007
Balance at beginning of year	$—
Provision for credit losses	1,428
Net write-offs	(128)

Balance at end of year	$1,300

Debt Facilities
     On March 30, 2007 we obtained a $25.0 million credit facility with National City Bank The borrowing limit on this facility was increased to $50.0 million and to $160.0 million in June 2007 and November 2007, respectively. This revolving line of credit is collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at LIBOR plus 1.75% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreement. The interest rate swap agreement terminates in June 2013. As of December 31, 2007, the interest rate swap agreement fixed the interest rate on this facility at 6.29% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit expires in May 2008.
     On June 19 2007 we entered into a $200.0 million revolving credit facility with West LB AG, New York Branch (WestLB) In December 2007 we increased our borrowing limit with WestLB to $250.0 million. This revolving line of credit is collateralized by specific lease and notes receivables and related equipment, with a 1% credit reserve on the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates, we entered into an interest rate swap agreement. As of December 31, 2007, the interest rate swap agreement fixed the interest rate on the outstanding balance at 6.33% and terminates on various dates ranging from January 2013 to December 2014. Interest and principal are due monthly. The line of credit expires in September 2010.
     In July 2007 we entered into a $200.0 million revolving line of credit with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). This facility is collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 0.80% per annum. To mitigate fluctuations in interest rates we entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to December 2017. As of December 31, 2007 the interest rate swap agreements fix the interest rate on the outstanding balance at 6.18% on a weighted average basis. Interest and principal are due monthly. The secured loan is renewable for one year periods on June 28, 2008, 2009 and 2010.
     If our WestLB or Merrill Lynch credit facilities are not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather we would continue to repay the outstanding debt under the original terms. Therefore our cash flow would not be negatively impacted. The terms of our credit facilities include financial covenants. As of December 31, 2007, we were in compliance with all such covenants.
Agreements with our General Partner
     We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business.
     Our General Partner and its affiliates receive substantial fees and other compensation from us such as:
•	our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $23,000;

•	our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $2.2 million;

•	our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $11.1 million;

•	our General Partner receives a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $2.0 million;

•	our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007;

•	our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007;

•	our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $743,000;

•	our General Partner and Chadwick Securities, Inc. (Chadwick), receive an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in this offering. From this fee, Chadwick may reimburse selling broker-dealers up to 1% of the proceeds of each unit it sells them for marketing expenses. Chadwick also receives sales commissions of 7% of the proceeds of each unit sold by it. Underwriting fees paid to Chadwick for during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $7.3 million. Chadwick did not directly sell any units to investors and did not retain sales commissions through December 31, 2007.
Competition
     The equipment leasing business is highly fragmented and competitive. We compete with:
•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.
     Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. Competition with these entities may reduce the creditworthiness of potential lessees or borrowers to whom we have access or decrease our yields. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose origination volume.
Employees
     As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of our General Partner and/or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.
ITEM 1A – RISK FACTORS
We May Not Return All of Our Limited Partners’ Investment or Any Rate of Return on Their Investment
     A substantial portion, and possibly all, of the cash distributions our limited Partners receive from us will be a return of capital. The portion of our limited Partners’ total distributions that is a return of capital and the portion that is investment income will depend on a number of factors and cannot be determined until all of our leases and secured loans have matured or been sold. At that time each of our limited partners will be able to compare the total amount of all cash distributions received by its to its total capital invested in us, and determine its investment income.

Higher Than Expected Equipment Lease and Secured Loan Defaults May Result in Losses
     We expect that our average per unit cost of the equipment subject to our leases and secured loans will be between $40,000 and $75,000, and we intend to focus our leases and secured loans on the small to mid-size business market, which may have greater risks of default than if we had a larger average per unit cost and focused on larger customers. For example, few small to mid-sized private businesses have audited financial statements, which increases the risk that their financial statements may be inaccurate or incomplete or that our credit evaluations of our customers may not accurately reflect the risk of their potential defaults on our leases and secured loans. Although our general partner and its affiliates have developed credit evaluation systems designed to address this situation their systems may not identify all of the risks involved in the financial statements submitted to us by potential lessees or borrowers. Higher than expected equipment lease or secured loan defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our limited partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment.
     While we will seek to repossess and re-lease or sell any equipment that is subject to a defaulted lease or secured loan, we may not be able to do so on advantageous terms. In some cases, the cost of repossessing the equipment subject to a defaulted lease or secured loan may make trying to recover the equipment impractical. Also, if a lessee or borrower under a defaulted lease or secured loan files for protection under the bankruptcy laws, then:
•	we may experience difficulties and delays in recovering the equipment from the defaulting party;

•	the equipment may be returned in poor condition; and

•	we may be unable to enforce important contract provisions against the insolvent party, including the contract provisions that require the equipment to be returned to us in good condition.
In addition, we may suffer a loss, or our ability to make distributions may be adversely affected, by the high costs of:
•	enforcing a lessee’s or borrower’s contract obligations;

•	recovering equipment from the defaulting party;

•	transporting, storing, and repairing the equipment; and

•	finding a new lessee or purchaser for the equipment.
     Also, we do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
     If a lessee or borrower defaults on a lease or secured loan, respectively, that we acquired using borrowed funds or subsequently financed, which generally will be the case with respect to all of our leases and secured loans, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment to our creditor would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.
Poor Economic Conditions May Adversely Affect Our Ability to Build Our Portfolio
     The current economic slowdown in the United States could adversely affect our ability to invest the proceeds of this offering as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our limited partners during the initial period of our operations may be less than if our offering proceeds were fully invested in accordance with our timetable. It also could result in reduced interest rates, which could reduce the returns we can obtain on our leases and secured loans and, as a consequence, the distributions we can make to you and our other limited partners. Depending primarily on the severity and duration of the slowdown in the economy, the creditworthiness of our lessees and borrowers could be adversely affected if they have difficulty obtaining financing for their business operations, which could cause them to default on their obligations to us and cause us to incur a loss.
     In addition, our ability to obtain leverage to help build our portfolio on terms we deem acceptable may be reduced or delayed, and our costs of borrowing may increase, to the extent the credit markets available to us are or become adversely affected by the current weakness in the national economy precipitated by the ongoing problems in the home mortgage, housing and housing-dependent industries, including banks and other financial services companies.
If We Are Unable to Realize the Residual Value of Our Equipment Under Our Operating Leases, We May Incur Losses
     A significant portion of our portfolio is “operating leases,” under which the net present value of aggregate rental payments during the initial lease term generally is structured to result in our recovery of 80% to 85% of the purchase price of the equipment. Thus, our ability to recover the full purchase price of the equipment and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:
•	whether the original lessee wants to keep the equipment;

•	the cost of comparable new equipment;

•	whether the leased equipment is obsolete or in poor condition; and

•	whether there is a secondary market for the type of used equipment.
Using Leverage to Build Our Portfolio Subjects Us to the Risk That Our Revenues May Not Be Sufficient to Cover Our Operating Costs Plus Debt Service and, Consequently, May Result in Losses
     We expect to “leverage” the acquisition costs of our equipment through borrowings, including securitization financing. We anticipate that our borrowings and securitization financings will be approximately 80% to 85% of the aggregate acquisition costs of our equipment. However, we are not limited as to the amount of debt or securitization financing that we may incur. As a result, the amount of our debt and securitization financing may be significantly less than 80% or greater than 85%. The actual amount will depend on our general partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.
     While leverage can enhance our return on invested capital, if the return on our investments fails to cover the cost of the financings, or if the return is negative, our ability to make distributions to our limited partners will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage.
     Our general partner anticipates that we will pledge most, if not all, of our portfolio as collateral for our financings. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make timely payments, or due to other factors, we may lose the pledged collateral. Also, lenders or securitizers may require covenants that could restrict our flexibility in making business and financing decisions in the future, and in order to repay our financing, we may be required to dispose of our assets at a time when we would otherwise not do so.
Cost Reimbursements and Significant Fees We Pay to Our General Partner and Its Affiliates, and Reserves Our General Partner Establishes, Reduce Our Cash Available for Distribution to Our Limited Partners
     Before making any distributions to our limited partners, we reimburse our general partner for expenses incurred by it on our behalf during the related period. The amount of these expenses are determined by our general partner subject to limitations set forth in our partnership agreement.

     Some fees are paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations.
     The compensation and fees of our general partner and its affiliates were established by our general partner and are not based on arm’s-length negotiations. Also, our general partner determines the amount of cash reserves that we maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.
Our Limited Partners’ Ability to Dispose of Their Investment in Us Is Limited
     There is no public market for our units, and our partnership agreement imposes significant restrictions on a limited partner’s rights to transfer its units.
     These restrictions were established to comply with federal and state securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Thus, a limited partner probably will not be able to sell or otherwise liquidate its units in the event of an emergency and if it was able to arrange a sale, the price it would receive for its units would likely be at a substantial discount to the price it paid for its units. Also, its units probably will not be readily acceptable as collateral for loans.
     A limited partner should invest in us only if it is prepared to hold its units for at least nine years, which is the period consisting of:
•	an offering period of up to two years;

•	an additional five-year operating period; and

•	a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets.
     As a result, a limited partner should view its investment in us as illiquid and should not purchase our units unless it has no need for the funds it invests. It should also consider that our anticipated term as a partnership of nine years as described above could be more than nine years if we encounter unexpected difficulties in liquidating our investments.
Our Limited Partners have Very Limited Voting Rights and Ability to Control Our Business
     Unlike a holder of common stock in a corporation, our limited partners have only limited voting rights on matters affecting our business. For example limited partners have no right to elect our general partner on an annual or other continuing basis. Instead, our general partner may be removed only on the vote of limited partners holding a majority of our outstanding units. Under our partnership agreement, however, neither our general partner nor any of its affiliates may participate in any vote by the limited partners to remove our general partner as general partner and approve the appointment of a substitute general partner.
Our General Partner May Be Subject To Various Conflicts of Interest Arising Out of Its Relationship to Us
     We do not employ our own full-time officers, directors or employees. Instead, the officers, directors and employees of our general partner’s affiliates supervise and control our business affairs, as well as the affairs of their other businesses. Therefore, they devote to us and our business only the amount of time that they think is necessary to conduct our business.
Our General Partner’s Investment Committee is Not Independent
     Any conflicts in determining and allocating investments between us and our general partner, or between us and another program managed by our general partner or its affiliates, will be resolved by our general partner’s investment committee. Since all of the members of our general partner’s investment committee are officers of our general partner and certain of its affiliates, and are not independent, matters determined by the investment committee, including conflicts of interest between us and our general partner and its affiliates involving investment opportunities, may not be as favorable to our investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one program our general partner and its investment committee will allocate the investment to a program (which includes us) after taking into consideration at least the following factors:
•	which program has been seeking investments for the longest period of time;

•	whether the program has the cash required for the investment;

•	whether the amount of debt to be incurred with respect to the investment is acceptable for the program;

•	the effect the investment would have on the program’s cash flow;

•	whether the investment would further diversify, or unduly concentrate, the program’s investments in a particular lessee, class or type of equipment, location, industry, etc.; and

•	whether the term of the investment is within the term of the program.
     Not withstanding the foregoing, our general partner and its investment committee may make exceptions to these general policies when, in our general partner’s judgment, other circumstances make application of these policies inequitable or uneconomic.
     Also, under our partnership agreement our general partner and its affiliates may engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships, even if they compete with us. Our general partner could be confronted with decisions whereby it would have an economic incentive to place its interests above ours.
Our General Partner May Have Difficulty Managing Its Growth, Which May Divert Its Resources and Limit Its Ability to Expand Its Operations Successfully
     The amount of assets that our general partner and its affiliates manage has grown substantially in recent years and our general partner and its affiliates intend to continue to sponsor funds similar to us, which may be concurrent with us, and they expect to experience further growth in their respective assets under management. Our general partner’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our general partner’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency.
If We Do Not Generate Sufficient Cash, We Will Not Be Able to Pay Monthly Annual Distributions to Our Limited Partners or Reinvest a Portion of Our Net Revenues in Additional Investments During the Operating Period
     During the period beginning with our initial closing and ending five years after the completion of this offering (the “operating period”), we have the right to reinvest all net revenues we may have above the amounts necessary to pay our limited partners distributions in an aggregate amount equal to 8.5% annually on their respective adjusted capital contributions, in additional equipment leases and secured loans. However, for the reasons described in this “Risk Factors” section, limited partners should not assume that we will be able to generate cash for reinvestment in additional equipment leases and secured loans or even that we will generate cash sufficient to pay our limited partners all or any part of an 8.5% annual distribution.
Our Cash Distributions May Not Return Our Limited Partners’ Investment or Provide a Return on Their Investment, and May Be Reduced or Delayed
     The actual amounts of cash we generate will depend on numerous factors which may be beyond our control and may reduce or delay our cash distributions to our limited partners, including:
•	the demand for the equipment leases and secured loans we provide;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms to build our equipment portfolio;

•	required principal and interest payments on the debt we intend to incur;

•	profitability of our operations;

•	equipment lease and secured loan defaults;

•	prevailing economic conditions; and

•	government regulations.
Our Success Is Subject to Risks Inherent in the Equipment Leasing and Finance Business, Any of Which May Affect Our Ability to Operate Profitably
     A number of factors may affect our ability to operate profitably. These include:
•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	the quality of the equipment we acquire and lease or finance;

•	the continuing strength of equipment manufacturers;

•	the timing of our equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence of the equipment we acquire;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms, to build our equipment portfolio;

•	defaults by our lessees or borrowers; and

•	increases in our expenses, including labor, tax and insurance expenses.
Interest Rate Changes May Reduce the Value of Our Portfolio and Our Returns
     Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease or secured loan will change in inverse relation to an interest rate change when the equipment lease or secured loan has a fixed rate of return. Thus, in a period of rising interest rates, the market value of our equipment leases and secured loans will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.
     Interest rate changes will also affect the return we obtain on new equipment leases or secured loans. For example, during a period of declining rates, our gross revenues may be reduced because our reinvestment of rental and loan payments may be at lower rates than we obtained in prior equipment leases or secured loans, or the existing equipment leases or secured loans may be prepaid by the lessee or the borrower. Also, when we obtain financing (i.e., borrowings or securitizations) an increase in interest rates will not necessarily be reflected in increased rates of return on the equipment leases or secured loans funded through that debt, which would adversely affect our net return on the equipment leases and secured loans. Thus, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to our limited partners.
Our Inability to Obtain Insurance For Certain Types of Losses Means We Must Bear the Cost of Any Losses from the Non-Insurable Risks
     While our equipment leases and secured loans will generally require lessees or borrowers to have comprehensive insurance on the equipment under lease or financed and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment.
Participation With Affiliated Programs or Third-Parties in Joint Ventures May Require Us to Pay Additional Costs or Incur Losses Because of Actions Taken By the Third-Parties
     Our partnership agreement permits us to invest in equipment, leases and secured loans through joint venture arrangements with our general partner’s affiliated investment programs or independent third-parties. Investing in joint ventures involves risks not present when we invest by our self. These risks include:
•	the possibility that our co-venturer may become bankrupt or otherwise fail to meet its financial obligations, thereby causing us to pay our co-venturer’s share of the joint venture’s debts, since each co-venturer generally must guarantee all of the joint venture’s debts;

•	our co-venturer may have business or economic objectives or interests that are inconsistent with ours and it may want to manage the joint venture in ways that do not maximize our return;

•	actions by a co-venturer might subject equipment leases owned by the joint venture to liabilities greater than those we contemplate; and

•	when more than one person owns property, there may be a stalemate on decisions, including decisions regarding a proposed sale or other transfer of the assets.
ITEM 1B – UNRESOLVED STAFF COMMENTS
     None
ITEM 2 – PROPERTIES
     We do not own or lease any real property.
ITEM 3 – LEGAL PROCEEDINGS
     We are not subject to any pending material legal proceedings.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2007.

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
                 ISSUER PURCHASES OF EQUITY SECURITITES.
     Our limited partner units are not publicly traded. As of December 31, 2007, we had 1625 limited partners.
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
     The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2007.

Offering proceeds	$74,008,838
Expenses:
Sales commissions (1)	$5,112,272
Underwriting fees (1)	2,152,665
Organization and offering expenses (2)	2,220,265

Public offering expenses	9,485,202

Net offering proceeds	64,523,636
Reserves	645,236

Total proceeds available for investment	$63,878,400

Use of proceeds for investment (estimated):
Used in operations (3)	$4,703,309
Acquisition of lease portfolios (4)	54,296,640
Working capital	4,878,451

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.

(2)	Paid to our general partner.

(3)	Our general partner was reimbursed $743,303 for operating expenses and asset management fees of $1,991,690.

(4)	Included are asset acquisition fees of $11,106,855 that were paid to our general partner.

ITEM 6 – SELECTED FINANCIAL DATA
     The following selected financial data should be read together with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. The financial data for the period ended December 31, 2007 is for the period beginning with the inception of our operations on March 13, 2007 through December 31, 2007; and, accordingly, we deem March 13, 2007 to be the commencement of our operations and we refer to the period from that date through December 31, 2007, as the period ended December 31, 2007 (in thousands; except unit data).

2007
Revenues	$15,816
Expenses	$16,184
Net loss	$(368)
Distributions to Partners	$2,304
Weighted average number of limited partnership units outstanding during the year	384,672
Net loss per weighted limited partnership unit — basic and fully diluted	$(0.95)

	2007	2006
Total assets	$538,850	$1
Net investment in direct financing leases and notes	$495,652	$—
Equipment under operating leases, net	$6,460	$—
Debt	$467,625	$—
Partners’ capital	$55,050	$1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of December 31, 2007, we had sold subscriptions for 742,272 limited partner units ($74.0 million).
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, up to 30% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
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

     Our offering began on February 7, 2007 and we broke escrow on March 13, 2007. As of December 31, 2007, our portfolio contained 56,285 equipment leases with 42,760 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2007, we had a net investment of $6.4 million in equipment under operating leases and a net investment of $495.7 million in direct financing leases and notes for a total investment in equipment financing assets of $502.1 million. Our average original equipment cost per equipment financing transaction was $9,932 as of December 31, 2007. As of December 31, 2007, the average initial term of our financings was 42 months. As of December 31, 2007, 16% of our financing was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2007, our outstanding debt was $467.6 million.
Results of Operations
     We commenced our operations on March 13, 2007. On March 30, 2007, we obtained a $25.0 million credit facility with National City Bank. The borrowing limit on this facility was subsequently increased to $50.0 million and to $160.0 million in June 2007 and November 2007, respectively. We obtained a $200.0 million credit facility with WestLB. In December 2007 we increased our borrowing limit with WestLB to $250.0 million. In July 2007, we entered into a secured loan with Merrill Lynch bank, with an aggregate borrowing limit of $200.0 million. These facilities will allow us to leverage our equity to acquire additional equipment financings.
Revenues — Period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     Total revenues were $15.8 million for the period from March 13, 2007 (commencement of operations) to December 31, 2007. We expect that our revenues will increase as our portfolio of equipment financing assets increases.
•	Our interest and rental income was $13.9 million, for the period from March 13, 2007 (commencement of operations) to December 31, 2007. We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in financing assets increased to $502.1 million as of December 31, 2007.

•	Other income was $1.3 million, for the period from March 13, 2007 (commencement of operations) to December 31, 2007. Other income consists primarily of late fee income. We expect late fee income to increase as we continue to acquire equipment finance assets from our General Partner.
Expenses — Period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     Operating expenses were $16.2 million for the period from March 13, 2007 (commencement of operations) to December 31, 2007. We expect our operating expenses to increase as our portfolio of equipment financing assets increases.
•	Interest expense was $10.9 million for the period from March 13, 2007 (commencement of operations) to December 31, 2007. We expect that interest expense will increase as we continue to acquire equipment finance assets from our General Partner. As of December 31, 2007, we had outstanding debt of $467.6 million. Generally interest rates on all our debt facilities are based on one month LIBOR and fluctuate with changes in LIBOR.

•	Depreciation on operating leases was $646,000 for the period from March 13, 2007 (commencement of operations) to December 31, 2007. Our investment in operating leases increased to $6.4 million as of December 31, 2007. We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

•	Our provision for credit losses was $1.4 million for the period from March 13, 2007 (commencement of operations) to December 31, 2007. We expect that the provision for credit losses will increase along with the increase in our leasing portfolio

•	Management fees to related party are based on payments of financings assets processed by our General Partner. The management fees charged by our General Partner were $2.0 million for the period from March 13, 2007 (commencement of operations) to December 31, 2007.

•	Our administrative expenses reimbursed to related party was $743,000 for the period from March 13, 2007 (commencement of operations) to December 31, 2007. Administrative expenses represents reimbursements made to our General Partner for expenses incurred for managing us.

•	The general and administrative expenses of $426,000 for the period from March 13, 2007 (commencement of operations) to December 31, 2007, represent costs we incurred to operate on a daily basis.

     We expect to acquire additional equipment financings as we raise more capital through the sale of partnership units. Our General Partner expects revenue derived from these additional leases and loans is expected to exceed the interest expense incurred by the debt incurred to obtain these financings.
     We had a net loss of $(368,000) for the period from March 13, 2007 (commencement of operations) to December 31, 2007. The net loss per limited partnership unit, after losses allocated to our General Partner was $(0.95) for the period from March 13, 2007 (commencement of operations) to December 31, 2007 based on a weighted average number of limited partnership units outstanding of 384,672.
     Partners’ distributions paid for the period from March 13, 2007 (commencement of operations) to December 31, 2007 was $2.3 million. Distributions to limited partners were 8.5% of invested capital.
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
     The following table sets forth our sources and uses of cash for the period from March 13, 2007 (commencement of operations) to December 31, 2007 (in thousands):

Net cash used in operating activities	$(5,132)
Net cash used in investing activities	(501,135)
Net cash provided by financing activities	511,849

Increase in cash	$5,582

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. On March 30, 2007, we obtained a $25.0 million credit facility with National City Bank. The borrowing limit on this facility was subsequently increased to $50.0 million and to $160.0 million in June 2007 and November 2007, respectively. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. The National City line of credit was established to provide temporary financing while the Fund raised equity and until it was able to establish longer term financing. The November 2007 line increase was obtained to provide bridge financing to acquire a pool of leases that our general partner arranged to be acquired from Dolphin Capital. The National City line expires in May 2008. We are in the process of negotiated permanent financing with other lenders, which we expect to have completed by May 2008.
     In June 2007, we entered into a $200.0 million revolving credit facility with WestLB. In December 2007, we increased our borrowing limit on WestLB credit facility to $250.0 million. Interest on this facility is calculated at one month LIBOR plus 0.95% per annum.
     In July 2007, we entered into a $200.0 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). Interest on this facility is calculated at one month LIBOR plus 0.80 % per annum. Our Merrill Lynch line of credit expires in June 2008. Due to the current problems in the debt markets, we do not anticipate that Merrill Lynch will renew this facility. Should this line not be renewed, we would continue to repay the outstanding debt under the original terms, but we would not be able to borrow additional amounts. We are not required to repay or refinance the entire debt balance in June 2008.
     We are in discussion with several new sources of debt financing to support future growth in our lease and loan portfolio. We anticipate that the terms of future financings may be at higher interest rates with lower leverage. As a result, we also anticipate that the lease and loan rates charges to our customers will also increase to compensate for our increase in borrowing costs. Our profitability may be negatively impacted if we are unable to increase our lease and loan rates and our borrowing costs increase.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with National City Bank, WestLB and Merrill Lynch include financial covenants. As of December 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.

     Additionally, our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2007, our credit evaluation indicated a need for an allowance for possible losses of $1.3 million. As our lease portfolio increases, and if the economy in the United States deteriorates, we anticipate the need to establish an increased allowance for possible losses.
     We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity in Item 1A, “Risk Factors” and in this item in “Results of Operations” and “Contractual Obligations and Commercial Commitments.”
     We received $64.5 million net of offering costs of $9.5 million, from the sale of our limited partnership units during the period from February 7, 2007, the date our offering began to December 31, 2007. From the proceeds we raised and borrowings from our National City, Merrill Lynch and our West LB credit facility ($564.8 million), we invested $581.3 million in direct financing leases, notes and operating leases during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007. Cash flow from our investment in direct financing leases of $77.7 million helped to offset the repayment of our credit facilities of $97.2 million during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     Partner’s distributions paid for the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 were $2.3 million. Distributions to limited partners were 8.5% of invested capital.
Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of December 31, 2007 (in thousands).

		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$467,625	$263,140	$144,980	$52,219	$7,286
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year in 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
Critical Accounting Policies
Revenue Recognition
     Our investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.
     Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in the consummation.

of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     Notes Receivable. Our term loans, investment in notes receivable, consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
     We discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
     Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2007, our outstanding debt totaled $467.6 million, which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 6.33% , 6.18% and 6.29% for the WestLB, Merrill Lynch and National City credit facility, respectively, on a weighted average basis. At December 31, 2007, the notional amounts of the interest rate swaps were $445.2 million. The interest rate swap agreements terminate on various dates ranging from January 2013 to December 2107.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
LEAF Equipment Leasing Income Fund III, L.P. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, partners’ capital and comprehensive loss and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007., in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(in thousands)

	2007	2006
ASSETS
Cash	$5,583	$1
Restricted cash	15,885	—
Accounts receivable	197	—
Due from lockbox	12,940	—
Investment in direct financing leases and notes, net	495,652	—
Investment in operating leases, (net of accumulated depreciation of $646)	6,460	—
Other assets	2,133	—

	$538,850	$1

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$467,625	$—
Accounts payable and accrued expenses	6,725	—
Fair value of interest rate swap	6,803	—
Security deposits	2,408	—
Due to related party	239	—

Total liabilities	483,800	—
Partners’ Capital	55,050	1

	$538,850	$1

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands, except unit data)

Income:
Interest on equipment financing	$13,079
Rental income	793
Gain on sale of equipment and lease dispositions, net	643
Other	1,301

15,816

Expenses:
Interest expense	10,949
Depreciation on operating leases	646
Provision for credit losses	1,428
Management fees to related party	1,992
Administrative expenses reimbursed to related party	743
General and administrative expenses	426

16,184

Net loss	$(368)

Weighted average number of limited partner units outstanding during the period	$384,672

Net loss attributed to limited partners per unit	$(0.95)

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in thousands, except unit data)

				Accumulated
	General			Other	Partners'
	Partner	Limited Partners		Comprehensive	Capital	Comprehensive
	Amount	Units	Amount	Loss	Total	Loss Total
Balance, January 1, 2007	$1	—	$—	$	$1
Limited Partners’ contributions		742,272	74,009		74,009
Offering costs related to the sale of Limited Partnership units	—	—	(9,485)		(9,485)
Cash distributions paid	(23)	—	(2,281)		(2,304)
Net loss	(4)	—	(364)		(368)	$(368)
Unrealized loss on hedging derivative	—	—	—	(6,803)	(6,803)	(6,803)

Balance, December 31, 2007	$(26)	742,272	$61,879	$(6,803)	$55,050	$(7,171)

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
DECEMBER 31, 2007
(in thousands)

Cash flows from operating activities:

Net loss	$(368)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment, net	(643)
Depreciation	646
Provision for credit losses	1,428
Amortization of deferred financing costs	164
Changes in operating assets and liabilities:
Accounts receivable	(197)
Due from lockbox	(12,940)
Accounts payable and accrued expenses	6,725
Other assets	(186)
Due to related parties, net	239

Net cash used in operating activities	(5,132)

Cash flows from investing activities:
Investment in direct financing leases and notes	(574,177)
Investment in equipment under operating leases, net	(7,106)
Proceeds from direct financing leases, net of earned income	77,740
Security deposits, net	2,408

Net cash used in investing activities	(501,135)

Cash flows from financing activities:
Proceeds from debt	564,779
Repayment of debt	(97,154)
Increase in restricted cash	(15,885)
Deferred financing costs	(2,111)
Limited Partners’ capital contributions	74,009
Payment of offering costs incurred for the sale of partnership units	(9,485)
Cash distributed to partners	(2,304)

Net cash provided by financing activities	511,849

Increase in cash	5,582

Cash, beginning of year	1

Cash, end of year	$5,583

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). The Fund’s fiscal year ends on December 31. LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) operating in the commercial finance, financial fund management, and real estate sectors.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC and LEAF III A SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Operations commenced on March 13, 2007 (hereafter referred to as the period ended December 31, 2007).

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and fair value of interest rate swaps. Actual results could differ from those estimates.
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
     The Fund’s allowance for credit losses is primarily based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2007, the Fund had deposits at three banks totaling $21.5 million of which $21.3 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition as of December 31, 2007, 16% of our financing was located in California.
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
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period ended December 31, 2007.
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
     The Fund discontinues the recognition of revenue for direct financing leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Supplemental Disclosure of Cash Flow Information
     Information for the period ended December 31, 2007 is as follows (in thousands):

Cash paid for:
Interest	$9,447

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year in 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
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
NOTE 3 – RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.
NOTE 4 – DUE FROM LOCKBOX
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 12%. As of December 31, 2007, the average initial term of the Fund’s financings was 41 months. As of December 31, 2007, 16% of the Fund’s financings was located in California. The following table sets forth investment in direct financing leases and notes:

December 31,
2007
Direct financing leases	$413,196
Notes receivable	83,756

$496,952
Allowance for credit losses	(1,300)

$495,652

The components of direct financing leases for the periods indicated are as follows (in thousands):

December 31,
2007
Total future minimum lease payments	$463,369
Unearned rental income	(56,879)
Residuals, net of unearned residual income	6,706

$413,196

The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

Period Ended
December 31,
2007
Allowance for credit losses, beginning of period	—
Provision for credit losses	$1428
Net write offs	(128)

Allowance for credit losses, end of period	$1,300

At December 31, 2007, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows:

Annual Years Ending	Direct
December 31,	Financing Leases	Notes	Operating Leases	Total
2008	$180,942	$18,660	$1,983	$201,585
2009	135,949	18,660	1,863	156,472
2010	87,867	17,572	1,330	106,769
2011	44,168	14,818	447	59,433
2012	13,379	7,800	82	21,261
Thereafter	1,064	6,246	5	7,315

	$463,369	$83,756	$5,710	$552,835

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 6 – OTHER ASSETS
     As of December 31, 2007 other assets include $1.9 million, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2007 is $164,100. Amortization expense for each of the five succeeding twelve month periods ending December 31, are $301,600, $301,600, $301,600, $301,600 and $301,600 respectively.
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt as of December 31, 2007 (in thousands):

December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $250.0 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at one month LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from January 2013 to December 2014. As of December 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.33% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in September 2010.
$165,390

Merrill Lynch Bank USA, secured loan agreement, with an aggregate borrowing limit of $200.0 million, collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 0.80% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to December 2017. As of December 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.18% on a weighted average basis. Interest and principal are due monthly. The secured loan is renewable for one year periods on June 28, 2008, 2009 and 2010.
145,035

National City Bank, revolving line of credit, with an aggregate borrowing limit of $160.0 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreement terminates in June 2013. As of December 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.29% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in May 2008.
157,200

Total outstanding debt	$467,625

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 7 - DEBT- (Continued)
If the Fund’s WestLB or Merrill Lynch facilities are not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms. The terms of the Fund’s credit facilities include financial covenants. As of December 31, 2007, the Fund is in compliance with all such covenants or they have been waived.
The debt maturity for each of the succeeding twelve month periods ending December, 31, and thereafter, are as follows (in thousands):

2008	$263,140
2009	83,870
2010	61,110
2011	36,843
2012	15,376
Thereafter	7,286

$467,625

NOTE 8 - DERIVATIVE INSTRUMENTS
     The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
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
     At December 31, 2007, the notional amount of interest rate swaps were $445.2 million. For the period ended December 31, 2007, the Fund had an unrealized loss of $6.8 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period ended December 31, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2007, $2.6 of the $6.8 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 9 – TRANSACTIONS WITH AFFILIATES
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
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units and did not retain sales commissions through December 31, 2007.
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
     The General Partner will receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the period from March 13, 2007 (Commencement of Operations) to December 31, 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

Period Ended
December 31, 2007*
Acquisition fees	$11,107
Asset management fees	1,992
Reimbursed administrative expenses	743
Organization and offering expense allowance	2,220
Underwriting fees	7,265

*	Operations commenced March 13, 2007
Due to related parties, as of December 31, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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
     Net income for any fiscal period during the reinvestment period (beginning February 7, 2007) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.
NOTE 11 – COMPREHENSIVE LOSS
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund, only includes changes in the fair value of unrealized hedging derivatives.
NOTE 12 – NET LOSS PER LIMITED PARTNERSHIP UNIT
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

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE.
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Fund’s General Partner’s management, including the General Partner’s chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2007, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Fund’s General Partner’s management, including our General Partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the Fund’s General Partner’s internal controls or in other factors with respect to the Fund that could significantly affect these controls in the fourth quarter of 2007 and subsequent to the date of their evaluation.
ITEM 9B – OTHER INFORMATION
     NONE
PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Fund’s General Partner manages its activities. Unit holders do not directly or indirectly participate in the Fund’s management or operation or have actual or apparent authority to enter into contracts on the Fund’s behalf or to otherwise bind us. The Fund’s General Partner will be liable, as General Partner, for all of the Fund’s debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to the Fund’s assets. Whenever possible, the Fund’s General Partner intends to make any of our indebtedness or other obligations with recourse only to the Fund’s assets.
     As is commonly the case with limited partnerships, the Fund does not directly employ any of the persons responsible for its management or operation. Rather, the Fund’s General Partner’s personnel manage and operate our business. Officers of the Fund’s General Partner may spend a substantial amount of time managing the business and affairs of the Fund’s General Partner and its affiliates and may face a conflict regarding the allocation of their time between the Fund’s business and affairs and their other business interests.
As of the date of this prospectus, the officers and directors of our general partner are as follows:

Name	Age	Position
Crit S. DeMent	55	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	48	President, Chief Operating Officer, Director, and Secretary
Jonathan Z. Cohen	37	Director
Steven J. Kessler	65	Director
Robert K. Moskovitz	51	Chief Financial Officer, Treasurer, and Assistant Secretary
David H. English	57	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	45	Executive Vice President — Investment Programs
With respect to the biographical information set forth below:
•	the approximate amount of an individual’s professional time devoted to the business and affairs of our general partner, LEAF Financial and LEAF Funding have been aggregated, because there is no reasonable method for them to distinguish their activities among the companies; and

•	for those individuals who also hold senior positions with other affiliates of our general partner, if it is stated that they devote approximately 100% of their professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding, it is because either the other affiliates are not currently active, the individuals are not required to devote a material amount of their professional time to those affiliates, or there is no reasonable method to distinguish their activities between their professional time devoted to the business and affairs of our general partner, LEAF Financial and LEAF Funding, on the one hand, and their professional time devoted to the business and affairs of our general partner’s other affiliates, such as, for example, another affiliated investment program or Chadwick Securities.
Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President — Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent expects to devote approximately 75% of his professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding.
Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Herman also serves as Secretary of LEAF Asset Management and LEAF Financial since March 2008, President, Chief Operating Officer and a Director of LEAF Financial since January 2002, and Senior Vice President and a Director of LEAF Funding since January 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman expects to devote approximately 100% of his professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding.
Jonathan Z. Cohen has been a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: President since 2003, Chief Executive Officer since 2004, a Director since 2002, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997, Vice Chairman of RAIT since 2003, and Chairman of the Board of The Richardson Company (a sales consulting company) from 1999 to August 2006.
Steven J. Kessler has been a director of LEAF Asset Management since it was formed in August 2006. Mr. Kessler also serves, or has served, in the following positions with Resource America: Executive Vice President since 2005, Chief Financial Officer since 1997, and Senior Vice President from 1997 to 2005. Before joining Resource America, Mr. Kessler was Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. From 1983 to 1993, Mr. Kessler worked for Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Prior to 1993, Mr. Kessler was a Partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants. Mr. Kessler also serves as Trustee of GMH Communities Trust (a publicly-traded specialty housing real estate investment trust) since 2004.
Robert K. Moskovitz has been Chief Financial Officer, Treasurer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006. Mr. Moskovitz also serves as Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial since September 2004, Assistant Secretary of LEAF Financial since June 2007 and Chief Financial Officer of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1999 to 2001, he was the Chief Financial Officer of Breakthrough Commerce LLC, a holding company that provided seed capital and management to technology start-ups. From 1983 to 1997 Mr. Moskovitz held senior financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University. Mr. Moskovitz expects to devote approximately 100% of his professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding.
David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006. Mr. English also serves as Executive Vice President of LEAF Financial since April 2003, as Assistant Secretary of LEAF Financial since June 2007, and President and a Director of LEAF Funding since May 2003. From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics. Mr. English expects to devote approximately 100% of his professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding.
Daniel G. Courtney has been Executive Vice President — Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President — Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President — Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner and the dealer-manager of this offering. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From April 2000 to October 2003 Mr. Courtney was Vice President of Marketing and Business Development for BridgeSpan, Inc., which provided technology and financial service products to banks and insurance companies. From 1984 to 2000 Mr. Courtney served in various sales and marketing management roles for various fund sponsors of real estate and equipment leasing programs and as a registered representative with Stifel Nicolaus & Company in St. Louis. Mr. Courtney is a General Securities Principal and holds various FINRA securities licenses. Mr. Courtney received a B.S. degree in Business Administration from Southeast Missouri State University and has completed the Association of Investment Management Sales Executives’ Investment Management program at The Wharton School at the University of Pennsylvania. Mr. Courtney expects to devote approximately 100% of his professional time to the business and affairs of our general partner, LEAF Financial and LEAF Funding.
Code of Business Conduct and Ethics
     Because the Fund does not directly employ any persons, it relies on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of the Fund’s General Partner, as well as to persons performing services for the Fund’s generally. You may obtain a copy of this code of ethics by a request to the Fund’s General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.
ITEM 11 – EXECUTIVE COMPENSATION
     The Fund does not have, and does not expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, the Fund’s management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of the Fund’s General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the Fund’s General Partner or its other affiliates other than us.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
UNIT HOLDER MATTERS
(a)	The Fund had approximately 1625 limited partners as of December 31, 2007.

(b)	In 2006, the Fund’s General Partner contributed $1,000 to its capital as the General Partner and received its General Partner interest in the Fund. As of December 31, 2007, the Fund’s General Partner owned 10,753 of the Fund’s limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of the Fund’s other limited partners.

(c)	The Fund knows of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For the period from March 13, 2007 (Commencement of Operations) to December 31, 2007, the Fund was charged management fees by its General Partner of $2 million. Our General Partner will continue to receive 2% or 4% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on the Fund’s behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8.5% per year on the aggregate amount paid for their units.
     Our General Partner may also receive up to 3% of the proceeds from the sale of the Fund’s equipment for services and activities to be performed in connection with arranging for the sale of the Fund’s equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8.5% cumulative compounded priority return.
     Our General Partner shall apply distributable cash first at 1% to the Fund’s General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to the Fund’s General Partner and 99% to the Limited Partners. For the period from March 13, 2007 (Commencement of Operations) to December 31, 2007, the Fund’s General Partner received cash distributions of $23,000.
     Our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing the Fund for registration or qualification under federal and state securities laws and subsequently offering and selling the Funds units. This expense allowance did not cover underwriting fees or sales commissions, but did cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $2.2 million.
     Our General Partner receives fees for acquiring the Fund’s equipment of 2% of the purchase price the Fund paid, including debt the Fund incurred or assumed in connection with the acquisition. Fees for acquiring the Fund’s equipment paid to the General Partner for the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 was $11.1 million.
     For the period from March 13, 2007 (Commencement of Operations) to December 31, 2007, we reimbursed the General Partner and its affiliates administrative expenses of $743,000.
     Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our general partner’s directors are independent. Under this definition, the board of directors of our general partner has determined that our general partner does not have any independent directors, nor are we required to have any.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees. The aggregate fees billed by the Fund’s independent auditors, Grant Thornton, LLP for the period from March 13, 2007 (Commencement of Operations) to December 31, 2007 for professional services rendered was $41,000.
     Audit-Related Fees. We did not incur fees in 2007 for other services not included above.
     Tax Fees. We did not incur fees in 2007 for other services not included above.
     All Other Fees. We did not incur fees in 2007 for other services not included above.
     Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
     Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

3.2	Certificate of Limited Partnership. (1)

4	Forms of letters sent to limited partners confirming their investment. (1)

10.1	Amendment to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch as the Lenders, U.S. Bank National Association as the collateral agent and Securities Intermediary and LEAF Equipment Leasing Income Fund III, L.P. as the seller, LEAF Financial Corporation as the servicer. LEAF Funding, Inc. as the originator and LEAF Fund III LLC as the borrower.

10.2	Amendment to Secured Loan Agreement dated as of December 21, 2007 among WESTLB AG, New York Branch as the Lender, U.S. Bank National Association as the collateral agent and Securities Intermediary and LEAF Equipment Leasing Income Fund III, L.P. as the seller, LEAF Financial Corporation as the servicer, LEAF Funding, Inc. as the Originator and LEAF Fund III LLC as the borrower.

10.3	Amendment to credit documents dated November 30, 2007 by and between LEAF Equipment Leasing Income Fund III, L.P. as the borrower and National City Bank as the sole lender and as administrative agent and collateral agent for the lender.

10.4	Credit Agreement by and between LEAF Equipment Leasing Income Fund III, L.P. and various Financial Institutions and Other Persons from Time to Time and National City Bank, dated March 30, 2007 (2)

10.5	Secured Loan Agreement between LEAF Equipment Leasing Income Fund III, L.P. as seller and wholly-owned subsidiary, LEAF III A SPE, LLC as borrower, and Zane Funding, LLC as CP rate lender and Merrill Lynch Bank U.S.A as administrative agent dated July 2, 2007 (3)

10.6	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007. (1)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quaterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quaterly Report on Form 10-Q for the quarter ended September 30, 2007 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. A Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

By: /s/ CRIT S. DEMENT
March 31, 2008	CRIT S. DEMENT
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent
March 31, 2008	CRIT S. DEMENT
Chairman and Chief Executive Officer of the General Partner

/s/ Miles Herman
March 31, 2008	MILES HERMAN
President, Chief Operating Officer and Director of the General Partner

/s/ Robert K. Moskovitz
March 31, 2008	ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner

/s/ Jonathan Z. Cohen
March 31, 2008	JONATHAN Z. COHEN
Director of the General Partner

/s/ Steven J. Kessler
March 31, 2008	STEVEN J. KESSLER
Director of the General Partner