Form 10-Q
period 2008-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2008-05-20
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-137734
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$9,441	$5,583
Restricted Cash	29,003	28,825
Accounts receivable	199	197
Investment in direct financing leases and notes, net	525,002	495,652
Investment in operating leases, net of accumulated depreciation of $1,048 and $646, respectively	7,107	6,460
Investment in affiliated company	11,427	—
Other assets	2,049	2,133

	$584,228	$538,850

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$485,346	$467,625
Accounts payable and accrued expenses	5,220	6,725
Fair value of interest rate swaps	15,125	6,803
Due to related party	2,937	239
Security deposits	4,154	2,408

Total liabilities	512,782	483,800
Partners’ Capital	71,446	55,050

	$584,228	$538,850

The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007*
Income:
Interest on equipment financings	$10,576	$10
Rental income	525	1
Gain on sale of equipment and lease dispositions, net	450	—
Equity Income	1,221	—
Other	1,220	—

	13,992	11

Expenses:
Interest expense	7,533	6
Depreciation on operating leases	430	1
Provision for credit losses	1,470	—
Management fees to related party	1,773	—
Administrative expense reimbursed to related party	1,066	12
General and administrative expenses	689	—

	12,961	19

Net income (loss)	$1,031	$(8)

Weighted average number of limited partner units outstanding during the period	881,508	13,352

Net income (loss) per weighted average limited partner unit	$1.16	$(0.60)

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2008
(in thousands)
(unaudited)

				Accumulated
				Other
	General			Comprehensive	Partners’	Comprehensive
	Partner	Limited Partners		Loss	Capital	Income (Loss)
	Amount	Units	Amount	Total	Total	Total
Balance at January 1, 2008	$(26)	742,272	$61,879	$(6,803)	$55,050
Limited Partners’ contributions		291,657	29,076	—	29,076
Offering costs related to the sale of Limited Partnership units	—	—	(3,707)	—	(3,707)
Cash distributions paid	(17)	—	(1,665)	—	(1,682)
Net income	10	—	1,021	—	1,031	$1,031
Unrealized loss on hedging derivatives	—	—		(8,322)	(8,322)	(8,322)

Balance at March 31, 2008	$(33)	1,033,929	$86,604	$(15,125)	$71,446	$(7,291)

The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007*
Cash flows from operating activities:

Net income (loss)	$1,031	$(8)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(450)	—
Equity income	(1,221)	—
Depreciation	430	1
Provision for credit losses	1,470	—
Amortization of deferred financing costs	60	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	(12)
Other assets	32
Accounts payable and accrued expenses	(1,505)	381
Due to related parties, net	2,698	85

Net cash provided by operating activities	2,543	447

Cash flows from investing activities:
Investment in direct financing leases and notes	(82,654)	(22,759)
Investment in equipment under operating leases, net	(1,261)	(1,080)
Proceeds from direct financing leases, net of earned income	52,468	96
Investment in affiliated company	(10,206)	—
Security deposits, net	1,746	7

Net cash used in investing activities	(39,907)	(23,736)

Cash flows from financing activities:
Borrowings of debt	68,341	16,300
Repayment of debt	(50,620)	—
Increase in restricted cash	(178)	(41)
Increase in deferred financing costs	(8)	(51)
Limited Partners’ capital contributions	29,076	9,365
Payment of offering costs incurred for the sale of partnership units	(3,707)	(1,188)
Cash distributed to partners	(1,682)	—

Net cash provided by financing activities	41,222	24,385

Increase in cash	3,858	1,096

Cash, beginning of period	5,583	1

Cash, end of period	$9,441	$1,097

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the commercial finance, financial fund management and real estate sectors.
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
     As of March 31, 2008, in addition to its 1% general partnership interest, the General Partner also held a 1.0% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
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
     The financial statements and notes thereto for the three months ended March 31, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
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
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of March 31, 2008, the Fund had deposits totaling $38.5 million of which $38.4 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition, as of March 31, 2008, 15% of our financing was located in California.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2008 and 2007.
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
     The Fund generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Supplemental Disclosure of Cash Flow Information
     During the three months ended March 31, 2008 and 2007, the Fund paid cash for interest of $7.6 million and $0, respectively.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Fund’s financial statements.
Transfers of Financial Assets
     In connection with establishing its revolving lines of credit with WestLB AG and Merrill Lynch Bank USA, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 3 — ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS
     In January 2008, the Fund acquired a 49% interest in a pool of leases held by LEAF Funding, LLC, an affiliate of our General Partner. The purchase price of $6.8 million represented 49% of the net equity of LEAF Funding as of the date of acquisition. The Fund also paid an asset acquisition fee of $3.4 million which represented 2% of the value of the leases and loans in the pool. LEAF Funding LLC comprises a portfolio of over 10,000 leases and small business loans originated by NetBank Business Finance, which was acquired by an affiliate of our General Partner in November 2007.
     As of and for the three months ended March 31, 2008, the Fund accounted for LEAF Funding, LLC under the equity method of accounting since the Fund has the ability to exercise significant influence over operating and financial decisions of this entity. See Note 13 — Subsequent event describing the Fund’s purchase of the remaining 51% interest of LEAF Funding, LLC in April 2008.
NOTE 4 — RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities. Restricted cash also includes customer payments deposited into a lockbox shared with the Fund’s General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 5 — INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 12%. As of March 31, 2008 and December 31, 2007, 15% of equipment financing was located in California. The following table sets forth investment in direct financing leases and notes (in thousands):

	March 31,	December,
	2008	2007
Direct financing leases	$404,719	$413,196
Notes receivable	121,833	83,756

	526,552	496,952
Allowance for credit losses	(1,550)	(1,300)

	$525,002	$495,652

     The components of direct financing leases for the periods indicated are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total future minimum lease payments	$453,095	$463,369
Unearned rental income	(55,389)	(56,879)
Residuals, net of unearned residual income	7,013	6,706

	$404,719	$413,196

     The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Allowance for credit losses, beginning of period	$1,300	$—

Provision for credit losses	1,470	—

Net write-offs	(1,220)	—

Allowance for credit losses, end of period	$1,550	$—

NOTE 6 — OTHER ASSETS
     As of March 31, 2008 and December 31, 2007, other assets include $1.9 million of deferred financing costs which will be amortized over the terms of the related debt. Accumulated amortization as of March 31, 2008 is $224,000. Amortization expense for each of the five succeeding twelve month periods ending March 31, 2009, 2010, 2011, 2012 and 2013 are $303,000, $303,000, $303,000, $303,000 and $303,000, respectively.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 7 — DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $250.0 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at one month LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from January 2013 to March 2015. As of March 31, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.97% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in September 2010
	$188,521	$165,390

Merrill Lynch Bank USA, secured loan agreement, with an aggregate borrowing limit of $200.0 million, collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 2.0% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to December 2017. As of March 31, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.82% on a weighted average basis. Interest and principal are due monthly. The secured loan matures in November 2008.
	155,625	145,035

National City Bank, revolving line of credit, with an aggregate borrowing limit of $160.0 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of March 31, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.1% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in May 2008.
	141,200	157,200

Total outstanding debt	$485,346	$467,625

     If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms.
     The terms of the Fund’s credit facilities include financial covenants. As of March 31, 2008, the Fund is in compliance with all such covenants.
     The debt maturity for each of the succeeding twelve month periods ending March, 31, and thereafter, are as follows (in thousands):

2009	$356,777
2010	55,267
2011	40,545
2012	20,774
2013	9,158
Thereafter	2,825

$485,346

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 8 — DERIVATIVE INSTRUMENTS
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
     At March 31, 2008 and December 31, 2007, the notional amount of interest rate swaps were $444.6 million and $445.2 million, respectively. For the three months ended March 31, 2008, the Fund had an unrealized loss of $8.3 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period ended March 31, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2008, $8.0 million of the $15.1 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.
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
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through March 31, 2008.
     The General Partner receives a fee for assisting the Fund in acquiring equipment for lease, portfolios of equipment subject to existing equipment leases and secured loans equal to 2% of the Fund’s purchase price.
     The General Partner receives a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 9 — TRANSACTIONS WITH AFFILIATES — (Continued)
limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to March 31, 2008.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the three months ended March 31, 2008 and 2007.
     As discussed in Note 3, in January 2008, the Fund acquired a 49% interest in a pool of leases held by LEAF Funding, LLC for $6.8 million.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Acquisition fees	$4,850	$445
Asset management fees	$1,773	$—
Organization and offering expense allowance	$873	$281
Reimbursed administrative expenses	$1,066	$12
Underwriting fees	$2,834	$272
     Due to related parties, net as of March 31, 2008 and December 31, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 10 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
     Net income for any fiscal period during the reinvestment period (beginning March 13, 2007) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2008
(unaudited)
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive loss includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive loss” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 12 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
     Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.
NOTE 13 — SUBSEQUENT EVENT
     The following transactions occurred after March 31, 2008:
     In April 2008, the Fund acquired the remaining 51% membership interest in LEAF Funding, LLC, the entity that owns the portfolio of leases and notes which were acquired by an affiliate the Fund’s General Partner. The purchase price of $6.1 million represented the net book value of the assets transferred. As a result of this transaction. LEAF Funding, LLC, is a wholly-owned subsidiary of the Fund and its financial results will be consolidated with the results of the Fund effective April 2008. LEAF Funding LLC had $323.0 million of commercial finance assets and $315.0 million of related debt financing as of the purchase date. The Fund also paid asset acquisition fee on this transfer of $3.3 million.
     In April 2008, the Fund reached its maximum subscription of 1.2 million Limited Partners units ($120 million).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for 2007. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
     We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by our general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware corporation, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of March 31, 2008, we had sold subscriptions for 1,033,929 limited partner units ($103.1 million).
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation, an affiliate of our General Partner and an indirect subsidiary of RAI. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems. machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

     We commenced operations on March 13, 2007. As of March 31, 2008, our portfolio contained 56,000 equipment leases with 43,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of March 31, 2008, we had a net investment of $7.1 million in equipment under operating leases and a net investment of $525.0 million in direct financing leases and notes for a total investment in equipment financing assets of $532.1 million. Our average original equipment cost per equipment financing transaction was $12,000 as of March 31, 2008. As of March 31, 2008, the average initial term of our financings was 45 months. As of March 31, 2008 and December 31, 2007, 15% and 16%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2008, our outstanding debt was $485.3 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$218,966	41.6%	$209,286	42.1%

Water Purification	62,817	11.9	69,832	14.1

Office Equipment	59,122	11.2	63,703	12.8

Medical Equipment	44,096	8.4	35,037	7.1

Computers	43,569	8.3	43,407	8.8

General Business Loan	16,966	3.2	10,187	2.0

Communications	14,474	2.8	13,420	2.7

Restaurant Equipment	23,941	4.6	20,474	4.1

Agriculture Equipment	10,616	2.0	—	—

Other	31,985	6.0	31,606	6.3

	$526,552	100.0%	$496,952	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$4,678	65.8%	$4,915	76.1%

Office Equipment	904	12.7	626	9.7

Computers	788	11.1	188	2.9

Communications	323	4.6	299	4.6

Agricultural Equipment	280	3.9	288	4.5

Building Systems	134	1.9	144	2.2

	$7,107	100.0%	$6,460	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$184,645	35.1%	$174,218	35.1%

Transportation/Communication/Energy	64,429	12.2	59,737	12.0

Retail Trade	61,788	11.7	56,494	11.4

Manufacturing	59,872	11.4	60,352	12.1

Construction	44,739	8.5	43,356	8.7

Agriculture/Forestry/Fishing	36,897	7.0	27,300	5.5

Wholesale Trade	30,260	5.8	30,502	6.1

Finance/Insurance/Real Estate	27,766	5.3	28,664	5.8

Public Administration	3,687	0.7	4,114	0.8

Other	12,469	2.3	12,215	2.5

	$526,552	100.0%	$496,952	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$3,332	46.9%	$3,217	49.8%

Transportation/Communication/Energy	1,652	23.2	1,336	20.7

Construction	1,014	14.3	975	15.1

Manufacturing	366	5.1	317	4.9

Wholesale Trade	309	4.4	225	3.5

Finance/Insurance/Real Estate	278	3.9	105	1.6

Agriculture/Forestry/Fishing	121	1.7	266	4.1

Retail Trade	35	0.5	19	0.3

	$7,107	100.0%	$6,460	100.0%

     In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of our lease assets of $1.6 million and $1.3 million, respectively.

Results of Operations
     We commenced our operations on March 13, 2007.
Revenues — Three Months Ended March 31, 2008
     Total revenues were $14.0 million for the three months ended March 31, 2008. We expect that our revenues will increase as our portfolio of equipment financing assets increases.
•	Our interest and rental income was $10.6 million for the three months ended March 31, 2008. We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in financing assets increased to $532.1 million as of March 31, 2008.

•	Equity income was $1.2 million for the three months ended March 31, 2008. In January 2008, we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC for $10.2 million. As of and for the three months ended March 31, 2008, we accounted for LEAF Funding, LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction. LEAF Funding, LLC, will be a wholly-owned subsidiary and its financial results will be consolidated with our results effective April 2008.

•	Other income was $1.2 million for the three months ended March 31, 2008. Other income consists primarily of late fee income. We expect late fee income to increase as we continue to acquire equipment finance assets from our General Partner.
Expenses — Three Months Ended March 31, 2008
Operating expenses were $13.0 million for the three months ended March 31, 2008. We expect our operating expenses to increase as our portfolio of equipment financing assets increases.
•	Interest expense was $7.5 million for the three months ended March 31, 2008. We expect that interest expense will increase as we continue to acquire equipment finance assets from our General Partner. As of March 31, 2008, we had outstanding debt of $485.3 million. Generally interest rates on all our debt facilities are based on one month LIBOR and fluctuate with changes in LIBOR. When we borrow on debt facilities with variable rates, we generally employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on those borrowings.

•	Depreciation on operating leases was $430,000 for the three months ended March 31, 2008. Our investment in operating leases increased to $7.1 million as of March 31, 2008. We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

•	Our provision for credit losses was $1.5 million for the three months ended March 31, 2008. We expect that the provision for credit losses will increase along with the increase in our leasing portfolio.

•	Management fees to related party are based on payments of financings assets processed by our General Partner. The management fees charged by our General Partner were $1.8 million for the three months ended March 31, 2008.

•	Our administrative expenses reimbursed to related party was $1.1 million for the three months ended March 31, 2008. Administrative expenses represent reimbursements made to our General Partner for expenses incurred for managing us.

•	The general and administrative expenses of $689,000 for the three months ended March 31, 2008, represent costs we incurred to operate on a daily basis.
     We expect to acquire additional equipment financings as we raise more capital through the sale of partnership units. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.
     We had net income of $1.0 million for the three months ended March 31, 2008. The net income per limited partnership unit, after income allocated to our General Partner was $1.16 for the three months ended March 31, 2008 based on a weighted average number of limited partnership units outstanding of 881,508.

     Partners’ distributions paid for the three months ended March 31, 2008 was $1.7 million. Distributions to limited partners were 8.5% of invested capital.
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
          The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$2,543	$447

Net cash used in investing activities	(39,907)	(23,736)

Net cash provided by financing activities	41,222	24,385

Increase in cash	$3,858	$1,096

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We have a $160 million credit facility with National City Bank. Interest on this facility is calculated at one month LIBOR plus 1.75% per annum. The National City line of credit was established to provide temporary financing while we raised equity and until we were able to establish longer term financing. The National City line expires in May 2008. We are in the process of negotiated permanent financing with other lenders, which we expect to have completed by May 2008.
     We have a $250 million revolving credit facility with WestLB that expires in September 2010. Interest on this facility is calculated at one month LIBOR plus 0.95% per annum.
     We have a $200 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). Interest on this facility is calculated at one month LIBOR plus 2.0% per annum. Our Merrill Lynch line of credit expires in November 2008. We are in the process of negotiating refinancing with other lenders, which we expect to have completed by November 2008.
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
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with National City Bank, WestLB and Merrill Lynch include financial covenants. As of March 31, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
     Additionally, our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2008, our credit evaluation indicated a need for an allowance for credit losses of $1.6 million. As our lease portfolio increases, and if the economy in the United States deteriorates, we anticipate the need to establish an increased allowance for credit losses.
     Net cash provided by operations for the three months ended March 31, 2008 was $2.5 million. We generated $1.3 million in cash flow from general operations with the remainder coming from changes in operating assets and liabilities.

     Net cash used in our investing activities for the three months ended March 31, 2008 was $39.9 million. Funds were used to make investments in financing leases and notes, net of proceeds, of $31.4 million and a $10.2 million investment in a pool of assets from an affiliate.
     Net cash provided by financing activities for the three months ended March 31, 2008 was $41.2 million. Of the total, $17.7 million came from the borrowing of debt secured by equipment financings and $23.7 million was provided by contributions from limited partners, net of offering costs and regular cash distributions. Partner’s distributions paid for the three months ended March 31, 2008 were $1.7 million. Distributions to limited partners were 8.5% of invested capital.
     In April 2008, the Fund reached its maximum subscription of 1.2 million Limited Partners units ($120 million).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, our outstanding debt totaled $485.3 million, which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.97%, 5.82% and 6.0% for the WestLB, Merrill Lynch and National City credit facility, respectively, on a weighted average basis. At March 31, 2008, the notional amounts of the interest rate swaps were $444.6 million. The interest rate swap agreements terminate on various dates ranging from January 2013 to December 2017.
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
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our limited partner units are not publicly traded. As of March 31, 2008, we had 2,182 limited partners.
     We are currently offering limited partner units pursuant to a registration statement (File No. 333-116595) that was made effective by the Securities and Exchange Commission on February 7, 2007 when the offering commenced. The dealer manager for the offering is Chadwick Securities, Inc. We registered the sale of 120,000 units of limited partnership interest at an aggregate offering price of $120,000,000.
     The following table shows the use of proceeds from the offering since the effective date of the registration statement through March 31, 2008.

Offering proceeds	$103,084,343

Expenses:
Sales commissions (1)	3,010,904
Underwriting fees (1)	7,087,815
Organization and offering expenses (2)	3,093,281

Public offering expenses	13,192,000

Net offering proceeds	89,892,343
Reserves	898,923

Total proceeds available for investment	$88,993,420

Use of proceeds for investment (estimated):
Used in operations (3)	$8,357,073
Acquisition of lease portfolios (4)	$75,644,407
Working capital	$4,991,940

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to the General Partner.

(3)	The General Partner was reimbursed $1,809,596 for operating expenses.

(4)	Included are asset acquisition fees of $12,551,791 that were paid to our General Partner.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (1)

4.1	Forms of letters sent to limited partners confirming their investment (2)

10.1	Waiver and Amendment Agreement dated March 31, 2008, among LEAF III A SPE, LLC, LEAF Financial Corporation, LEAF Funding, Inc., and Merrill Lynch Bank USA (2)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1, filed on October 2, 2006 and by this reference incorporated herein.

(2)	Filed previously as Exhibit 10.1to our Form 8-K filed on March 31, 2008 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership
By: LEAF Asset Management LLC, its General Partner

May 20, 2008	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer

May 20, 2008	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer