Form 10-Q
period 2008-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2008-08-14
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$1,627	$5,583
Restricted Cash	49,885	28,825
Accounts receivable	247	197
Investment in direct financing leases and notes, net	794,644	495,652
Investment in operating leases, net of accumulated depreciation of $1,574 and $646, respectively	7,944	6,460
Other assets	8,903	2,133

	$863,250	$538,850

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$743,736	$467,625
Accounts payable and accrued expenses	4,156	6,725
Fair value of interest rate swaps	9,338	6,803
Due to related party	4,221	239
Security deposits	17,898	2,408

Total liabilities	779,349	483,800
Partners’ Capital	83,901	55,050

	$863,250	$538,850

The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007*
Income:
Interest on equipment financings	$17,104	$1,040	$27,680	$1,050
Rental income	640	142	1,165	144
Gain (loss) on sale of equipment and lease dispositions, net	2,470	(1)	2,920	(1)
Equity Income	591	—	1,812	—
Other	1,356	49	2,576	49

	22,161	1,230	36,153	1,242

Expenses:
Interest expense	11,799	712	19,332	719
Depreciation on operating leases	527	114	957	114
Provision for credit losses	8,402	14	9,872	14
Management fees to related party	2,316	65	4,089	65
Administrative expense reimbursed to related party	2,306	36	3,372	48
General and administrative expenses	968	29	1,657	30

	26,318	970	39,279	990

Net (loss) income	(4,157)	$260	$(3,126)	$252

Weighted average number of limited partner units outstanding during the period	1,175,426	230,451	1,028,526	169,258

Net (loss) income per weighted average limited partner unit	$(3.50)	$1.12	$(3.01)	$1.47

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2008
(in thousands)
(unaudited)

				Accumulated
				Other
	General			Comprehensive	Partners’	Comprehensive
	Partner	Limited Partners		Income (Loss)	Capital	Income (Loss)
	Amount	Units	Amount	Total	Total	Total

Balance at January 1, 2008	$(26)	742,272	$61,879	$(6,803)	$55,050
Limited Partners’ contributions		457,732	45,624		45,624
Offering costs related to the sale of Limited Partnership units	—	—	(5,814)	—	(5,814)
Cash distributions paid	(40)	—	(4,013)	—	(4,053)
Redemption of Limited Partnership units	—	(262)	(25)	—	(25)
Net loss	(31)	—	(3,095)	—	(3,126)	$(3,126)
Acquisition of Funding LLC (see Note 3)				(6,523)	(6,523)	—
Unrealized gain on hedging derivatives	—	—	—	2,748	2,748	2,748
Amortization of loss on financial derivatives	—	—	—	20	20	20

Balance at June 30, 2008	$(97)	1,199,742	$94,556	$(10,558)	$83,901	$(358)

The accompanying notes are an integral part of this consolidated financial statement

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2008	2007*
Cash flows from operating activities:

Net (loss) income	$(3,126)	$252

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on sale of equipment and lease dispositions, net	(2,920)	1
Equity income	(1,812)	—
Depreciation	957	114
Provision for credit losses	9,872	14
Amortization of deferred financing costs	626	10
Amortization of loss on financing derivative	20	—
Changes in operating assets and liabilities; net of effect of acquisitions;
Accounts receivable	(50)	(41)
Other assets	(439)	—
Accounts payable and accrued expenses	(2,627)	1,868
Due to related parties, net	3,324	392

Net cash provided by operating activities	3,825	2,610

Cash flows from investing activities:
Investment in direct financing leases and notes	(140,903)	(219,050)
Investment in equipment under operating leases	(2,670)	(3,073)
Proceeds from direct financing leases, net of earned income	136,903	132
Proceeds from equipment under operating leases, net of earned income	229	—
Proceeds from sale of leases to third parties	23,759	—
Acquisition of Funding LLC (see Note 3)	(22,882)	—
Security deposits, net	2,295	50

Net cash used in investing activities	(3,269)	(221,941)

Cash flows from financing activities:
Borrowings of debt	138,585	198,370
Repayment of debt	(177,679)	(700)
Decrease (Increase) in restricted cash	1,098	(1,876)
Increase in deferred financing costs	(952)	(836)
Acquisition of financial derivative	(76)	—
Payment on termination of financial derivative	(1,220)
Limited Partners’ capital contributions	45,624	33,515
Redemption of Limited Partner’s capital	(25)	—
Payment of offering costs incurred for the sale of partnership units	(5,814)	(4,206)
Cash distributed to partners	(4,053)	(291)

Net cash (used in) provided by financing activities	(4,512)	223,976

(Decrease) increase in cash	(3,956)	4,645

Cash, beginning of period	5,583	1

Cash, end of period	$1,627	$4,646

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of this financial statement

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware corporation, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the commercial finance, financial fund management and real estate sectors. On April 24, 2008, the Fund reached its maximum subscription of 1.2 million Limited Partners units ($120 million).
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
     As of June 30, 2008, in addition to its 1% general partnership interest, the General Partner also held a 1.0% limited partnership interest in the Fund ($1.0 million). The Fund shall terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
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
     The consolidated financial statements and notes thereto as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III A SPE, LLC. and LEAF Funding, LLC All intercompany accounts and transactions have been eliminated in consolidation. Operations commenced on March 13, 2007 (hereafter referred to as the period ended June 30, 2007).
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2008
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
     The Fund’s allowance for credit losses is based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
     Interest rate swaps are recorded at fair value based on a pricing model developed by the swap counterparty bank. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of June 30, 2008, the Fund had deposits totaling $51.5 million of which $51.4 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition, as of June 30, 2008, 17% of the Fund’s financing was located in California.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six months ended June 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     Information for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Cash paid for:
Interest	$18,900	$262

Non-cash activities:
Borrowings under Key Equipment Finance loan agreement	131,425	—

Repayment of National City line of credit	(131,425)	—

     As discussed in Note 3, the Fund acquired assets and assumed liabilities of LEAF Funding LLC in April 2008.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
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
     From time to time, the Fund may sell interests in leases to third parties. Under SFAS No. 140, the Fund’s transfers of assets to the third party qualifies for sales accounting treatment as such sales are done with limited recourse to the Fund. During the three and six months ended June 30, 2008, the Fund received total proceeds of $23.8 million on such sales and recorded gains totaling $1.9 million, which is included in “Gain on Sale of Equipment and Lease Dispositions, net” on the Consolidated Statements of Operations.
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
     It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 3 — ACQUISITION
     In January 2008, the Fund acquired a 49% membership interest in LEAF Funding, LLC, an affiliate of our General Partner. The purchase price of $6.8 million represented 49% of the net equity of LEAF Funding, LLC as of the date of acquisition. The Fund also paid an asset acquisition fee of $3.4 million which represented 2% of the value of the pool of leases and loans within Funding LLC. In April 2008, the Fund acquired the remaining 51% membership interest in LEAF Funding, LLC. The purchase price of $9.4 million represented 51% of the net equity of LEAF Funding, LLC. The Fund also paid asset acquisition fee of $3.3 million based on the value of the remaining pool of leases and loans.
     As a result of this transaction, LEAF Funding, LLC, is a wholly-owned subsidiary of the Fund and its financial results are consolidated with the results of the Fund effective April 2008. LEAF Funding LLC comprises a portfolio of over 10,000 leases and small business loans originated by NetBank Business Finance, which was acquired by an affiliate of our General Partner in November 2007 with the intent to sell the net assets to the Fund.
     From January to April 2008, the Fund accounted for its investment in LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. The acquisition of the remaining interest did not constitute a business combination as the group of assets does not constitute a business as defined in SFAS 141, “Business Combinations”. Accordingly, the net assets were exchanged at cost. The following summarizes the cost of the assets acquired and liabilities assumed (in thousands):

Amount
Restricted cash	$22,158
Investment in direct financing leases and notes, net	325,723

Debt	(315,205)
Security Deposits	(13,195)
Due to related party	(658)
Other assets, net	4,059

$22,882

     In addition to the above, the Fund acquired an interest rate swap from LEAF Funding LLC that had an unrealized loss of $5.7 million on the date of acquisition. Prior to the acquisition, the Fund had recorded unrealized gains through Other Comprehensive Income of $842,000 due to accounting for LEAF Funding LLC under the equity method. To reflect the acquisition of this derivative, the Fund reduced Accumulated Other Comprehensive Income and increased the fair value of swaps liability by $5.7 million.
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
NOTE 5 — INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 12%. As of June 30, 2008 and December 31, 2007, 17% and 15% of equipment financing was located in California. The following table sets forth investment in direct financing leases and notes (in thousands):

	June 30,	December 31,
	2008	2007
Direct financing leases	$456,495	$413,196
Notes receivable	341,499	83,756

	797,994	496,952
Allowance for credit losses	(3,350)	(1,300)

	$794,644	$495,652

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 5 — INVESTMENT IN LEASES AND NOTES — (Continued)
     The components of direct financing leases for the periods indicated are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total future minimum lease payments	$510,020	$463,369
Unearned rental income	(61,859)	(56,879)
Residuals, net of unearned residual income	8,334	6,706

	$456,495	$413,196

     The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Allowance for credit losses, beginning of period	$1,300	$—
Provision for credit losses	9,872	14
Net write-offs	(7,822)	—

Allowance for credit losses, end of period	$3,350	$14

     As of June 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending June 30,	Leases	Notes	Operating Leases	Total
2009	$212,021	$101,804	$2,706	$316,531
2010	149,885	85,247	2,418	237,550
2011	91,716	70,418	1,371	163,505
2012	44,304	48,242	341	92,887
2013	10,720	20,515	73	31,308
Thereafter	1,374	15,273	26	16,673

	$510,020	$341,499	$6,935	$858,454

NOTE 6 — OTHER ASSETS
     As of June 30, 2008 and December 31, 2007, other assets include $8.2 million and $1.9 million, respectively, of net deferred financing costs which will be amortized over the terms of the related debt. Accumulated amortization as of June 30, 2008 and December 31, 2007 is $1.2 million and $164,000, respectively. Future amortization expense is as follows (in thousands):

Periods Ending June 30,
2009	$1,791
2010	1,254
2011	1,254
2012	1,254
2013	1,240
Thereafter	1,384

$8,177

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 7 — DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $250.0 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at one month LIBOR plus ..95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from May 2013 to June 2015. As of June 30, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 6% on a weighted average basis. Interest and principal are due monthly. The line of credit expires in September 2010
	$239,284	$165,390

Merrill Lynch Bank USA, secured loan agreement, with an aggregate borrowing limit of $200.0 million, collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 2.0% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to December 2017. As of June 30, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 8% on a weighted average basis. Interest and principal are due monthly. The secured loan matures in November 2008
	127,152	145,035

Key Equipment Finance Inc., secured loan agreement, collateralized by specific lease receivables and related equipment. Interest on this facility is calculated at one month LIBOR plus 1.55% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on June 2013. As of June 30, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.1% on a weighted average basis. Interest and principal are due monthly. The secured loan matures in June 2013	126,627	—

Morgan Stanley Bank secured loan agreement, collateralized by Net Bank assets acquired. The financing agreement provides for a class A loan with an aggregate borrowing limit of $333.4 million. The class A loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate is on month LIBOR plus 2.00%; (ii) from August 8, 2008 through termination date, the rate is one month LIBOR plus 2.50%; and (iii) from and after termination date or during any event of default, the rate is one month LIBOR plus 3.00%. To mitigate fluctuations in interest rates, the Fund has entered into an interest rate swap agreement. The interest rate swap agreement fixes the interest rate on outstanding balances of class A and B loan at 7.2% on a weighted average basis. Interest and principal are due monthly. The secured loan matures in November 8, 2008
	226,745	—

Morgan Stanley Bank secured loan agreement, collateralized by Net Bank assets acquired. The financing agreement provides for a class B loan with aggregate borrowing limit of $34.7 million. The class B loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate is one month LIBOR plus 10.00%; (ii) from August 8, 2008 through termination date, the rate is one month LIBOR plus 12.50%; and (iii) from and after termination date or during any event of default, the rate is one month LIBOR plus 15.00%. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. The interest rate swap agreement terminates on September 2011. As of June 30, 2008, the interest rate swap agreement fixes the interest rate on outstanding balance of class A and class B loan at 7.2% on a weighted average basis. Interest and principal are due monthly. The secured loan matures in November 2008
	23,928	—

National City Bank, revolving line of credit, with an aggregate borrowing limit of $160.0 million collateralized by specific leases and notes receivables and related equipment. This line of credit was satisfied in May 2008	—	157,200

Total outstanding debt	$743,736	$467,625

     The terms of the Fund’s debt facilities include financial covenants. As of June 30, 2008, the Fund is in compliance with all such covenants.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 7 — DEBT — (Continued)
     The debt maturity for each of the succeeding twelve month periods ending June 30, and thereafter, are as follows (in thousands):

2009	$255,041
2010	205,558
2011	147,195
2012	87,675
2013	32,351
Thereafter	15,916

$743,736

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
     At June 30, 2008 and December 31, 2007, the notional amount of interest rate swaps were $708.5 million and $445.2 million, respectively. For the six months ended June 30, 2008, the Fund had an unrealized gain of $2.7 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period ended June 30, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of June 30, 2008, $7.3 million of the $10.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 9 — FAIR VALUE MEASUREMENT
     Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
     As discussed in Note 7, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
     Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008 (in thousands):

				Assets /
	Fair Value measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Assets
Interest — Rate Caps	$—	$56	$—	$56

Liabilities
Interest — Rate Swaps	$—	$(9,338)	$—	$(9,338)
NOTE 10 — TRANSACTIONS WITH AFFILIATES
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 10 — TRANSACTIONS WITH AFFILIATES — (Continued)
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through June 30, 2008.
     The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives a fee for assisting the Fund in acquiring equipment for lease, portfolios of equipment subject to existing equipment leases and secured loans equal to 2% of the Fund’s purchase price.
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to June 30, 2008.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the six months ended June 30, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007 *
Acquisition fees	$4,381	$3,820	$9,231	$4,265
Asset management fees	$2,316	$65	$4,089	$65
Reimbursed administrative expenses	$2,306	$36	$3,372	$48
Organization and offering expense allowance	$499	$724	$1,371	$1,005
Underwriting Fees	$1,611	$2,929	$4,443	$3,201

*	Operations commenced March 13, 2007
     Due to related parties, net as of June 30, 2008 and December 31, 2007 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2008
(unaudited)
NOTE 11 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive loss” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 13 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
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
OVERVIEW
          We are LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, formed on May 16, 2006 by our general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware corporation, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of April 24, 2008, the date our offering period terminated, we had raised $120 million through the sale of 1.2 million limited partner units.
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

     As of June 30, 2008, our portfolio contained approximately 63,000 equipment leases with approximately 50,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of June 30, 2008, we had a net investment of $7.9 million in equipment under operating leases and a net investment of $794.6 million in direct financing leases and notes for a total investment in equipment financing assets of $802.5 million. Our average original equipment cost per equipment financing transaction was $16,042 as of June 30, 2008. As of June 30, 2008, the average initial term of our financings was 51 months. As of June 30, 2008 and December 31, 2007, 17% and 16%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2008, our outstanding debt was $743.7 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$257,118	32.2%	$209,286	42.1%
Medical Equipment	99,817	12.5	35,037	7.1
General Business Loan	81,496	10.2	10,187	2.0
Restaurant Equipment	78,233	9.8	20,474	4.1
Office Equipment	64,120	8.0	63,703	12.8
Computers	61,882	7.8	43,407	8.8
Water Purification	58,074	7.3	69,832	14.1
Communications	18,462	2.3	13,420	2.7
Rental Equipment	17,334	2.2	—	—
Other	61,458	7.7	31,606	6.3

	$797,994	100.0%	$496,952	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$4,474	56.3%	$4,915	76.1%
Computers	1,343	16.9	188	2.9
Office Equipment	1,169	14.7	626	9.7
Agricultural Equipment	358	4.5	288	4.5
Communications	322	4.1	299	4.6
Building Systems	153	1.9	—	—
Medical Equipment	125	1.6	144	2.2

	$7,944	100.0%	$6,460	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of June 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$328,789	41.2%	$174,218	35.1%
Retail Trade	142,538	17.9	56,494	11.4
Manufacturing	75,249	9.4	60,352	12.1
Transportation/Communication/Energy	70,703	8.9	59,737	12.0
Construction	53,851	6.7	43,356	8.7
Agriculture/Forestry/Fishing	43,864	5.5	27,300	5.5
Wholesale Trade	33,982	4.3	30,502	6.1
Finance/Insurance/Real Estate	32,812	4.1	28,664	5.8
Public Administration	3,288	0.4	4,114	0.8
Other	12,918	1.6	12,215	2.5

	$797,994	100.0%	$496,952	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$3,989	50.2%	$3,217	49.8%
Transportation/Communication/Energy	1,551	19.5	1,336	20.7
Construction	1,021	12.9	975	15.1
Manufacturing	397	5.0	317	4.9
Wholesale Trade	310	3.9	225	3.5
Finance/Insurance/Real Estate	278	3.5	105	1.6
Agriculture/Forestry/Fishing	265	3.3	266	4.1
Other	133	1.7	19	0.3

	$7,944	100.0%	$6,460	100.0%

     In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of June 30, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of our lease assets of $3.4 million and $1.3 million, respectively.

Results of Operations
     We commenced our operations on March 13, 2007.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Total revenues increased to $22.2 million for the three months ended June 30, 2008 as compared to $1.2 million for the three months ended June 30, 2007, an increase of $21.0 million (1,750%). The increase in revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was a result of the following:
•	Interest income on equipment financings increased to $17.1 million for the three months ended June 30, 2008 as compared to $1.0 million for the three months ended June 30, 2007 an increase of $16.1 million (1,610%). Our weighted average net investment in direct financing leases and notes increased to $525.1 million as of June 30, 2008 as compared to $55.2 million as of June 30, 2007, an increase of $469.9 million (851%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing, in addition to the purchase of LEAF Funding LLC for $12.9 million.

•	Rental income increased to $640,000 for the three months ended June 30, 2008 as compared to $142,000 for the three months ended June 30, 2007, an increase of $498,000 (351%). This increase is directly related to our increase in operating leases.

•	Gain (loss) on sale of equipment increased to $2.5 million for the three months ended June 30, 2008 as compared to a loss of $1,000 for the three months ended June 30, 2007, an increase of $2.5 million (250,000%). Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the three months ended June 30, 2008 is a gain of $1.9 million related to the sale of a pool of leases to an unrelated third party.

•	Other income increased to $1.4 million for the three months ended June 30, 2008 as compared to $49,000 for the three months ended June 30, 2007, an increase of $1.4 million (2,757%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of our equipment financing portfolio coupled with an increase in payment collection efforts and our investment in direct financing leases and notes.
     Total expenses increased to $26.3 million for the three months ended June 30, 2008 as compared to $970,000 for the three months ended June 30, 2007, an increase of $25.3 million (2,611%). This increase resulted from the following:
•	Interest expense increased to $11.8 million for the three months ended June 30, 2008 as compared to $712,000 for the three months ended June 30, 2007, an increase of $11.1 million (1,557%) due to our increase in average debt outstanding. Our average debt increased to $711.8 million for the three months ended June 30, 2008 as compared to $26.9 million for the three months ended June 30, 2007, an increase of $684.9 million (2,546%).

•	Depreciation on operating leases increased to $527,000 for the three months ended June 30, 2008 as compared to $114,000 for the three months ended June 30, 2007, an increase of $413,000 (362%). This increase is directly related to our increase in operating leases.

•	Our provision for credit losses increased to $8.4 million for the three months ended June 30, 2008 as compared to $14,000 for the three months ended June 30, 2007, an increase of $8.4 million (59,900%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Management fees increased to $2.3 million, for the three months ended June 30, 2008 as compared to $65,000 for the three months ended June 30, 2007, an increase of $2.2 million (3,438%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $2.3 million for the three months ended June 30, 2008 as compared to $36,000 for the three months ended June 30, 2007, an increase of $2.3 million (6,289%). This increase is due to the increase in our portfolio of equipment financing assets.

•	General and administrative expenses increased to $968,000 for the three months ended June 30, 2008 as compared to $29,000 for the three months ended June 30, 2007, an increase of $939,000 million (3,238%). This increase is principally related to increased legal costs associated with collection efforts.
     Our net (loss) income for the three months ended June 30, 2008 and 2007 was $(4.2) million and $260,000, respectively. The net (loss) income per limited partnership unit, after the loss allocated to our General Partner for the three months ended June 30, 2008 and 2007 was $(3.50) and $1.12, respectively, based on a weighted average number of limited partnership units outstanding of 1,175,426 and 230,451 respectively.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Total revenues increased to $36.2 million for the six months ended June 30, 2008 as compared to $1.2 million for the six months ended June 30, 2007, an increase of $35 million (2,917%). The increase in revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was a result of the following:
•	Interest income on equipment financings increased to $27.7 million for the six months ended June 30, 2008 as compared to $1.1 million for the six months ended June 30, 2007, an increase of $26.6 million (2,418%). Our weighted average net investment in financing assets increased to 516.7 million for the six months ended June 30, 2008 as compared to $54.5 million for the six months ended June 30, 2007, an increase of $462.2 million (848%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing, in addition to the purchase of LEAF Funding LLC for $12.9 million.

•	Rental income increased to $1.2 million for the six months ended June 30, 2008 as compared to $144,000 for the six months ended June 30, 2007, an increase of $1.1 million (733%). This increase is directly related to our increase in operating leases.

•	Gain on sale of equipment increased to $2.9 million for the six months ended June 30, 2008 as compared to a loss of $1,000 for the six months ended June 30, 2007, an increase of $2.9 million (289,900%). Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the three months ended June 30, 2008 is a gain of $1.9 million related to the sale of a pool of leases to an unrelated third party.

•	Other income increased to $2.6 million for the six months ended June 30, 2008 as compared to $49,000 for the six months ended June 30, 2007, an increase of $2.6 million (5,206%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
     Total expenses increased to $39.2 million for the six months ended June 30, 2008 as compared to $990,000 for the six months ended June 30, 2007, an increase of $38.2 (3,860%). This increase resulted from the following:
•	Interest expense increased to $19.3 million for the six months ended June 30, 2008 as compared to $719,000 for the six months ended June 30, 2007, an increase of $18.6 (2,584%) due to our increase in average debt outstanding. Our average debt increased to $594.2 million for the six months ended June 30, 2008 as compared to $13.6 million for the six months ended June 30, 2007, an increase of $580.6 million (4,269%).

•	Depreciation on operating leases increased to $957,000 for the six months ended June 30, 2008 as compared to $114,000 for the six months ended June 30, 2007, an increase of $843,000 (740%). This increase is directly related to our increase in operating leases.

•	Our provision for credit losses increased to $9.9 million for the six months ended June 30, 2008 as compared to $14,000 for the six months ended June 30, 2007, an increase of $9.9 million (70,614%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Management fees increased to $4.1 million for the six months ended June 30, 2008 as compared to $65,000 for the six months ended June 30, 2007, an increase of $4.0 (6,208%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $3.4 million for the six months ended June 30, 2008 as compared to $48,000 for the six months ended June 30, 2007, an increase of $3.4 million (6,983%). This increase is due to significant growth in net assets as a result of the acquisition of LEAF Funding in April 2008.

•	General and administrative expenses increased to $1.7 million for the six months ended June 30, 2008 as compared to $30,000 for the six months ended June 30, 2007, an increase of $1.7 million (5,567%). This increase is due to significant growth in net assets as a result of the acquisition of LEAF Funding in April 2008.
     Our net (loss) income for the six months ended June 30, 2008 and 2007 was $(3.1 million) and $252,000, respectively. The net (loss) income per limited partnership unit, after the loss allocated to our General Partner for the six months ended June 30, 2008 and 2007 was $(3.01) and $1.47, respectively, based on a weighted average number of limited partnership units outstanding of 1,028,526 and 169,258, respectively.

Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and notes and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirement through our credit facilities.
     The following table sets forth our sources and uses of cash for the period indicated (in thousands).

	Six months ended June 30,
	2008	2007
Net cash provided by operating activities	$3,825	$2,610
Net cash used in investing activities	(3,269)	(221,941)
Net cash (used in) provided by financing activities	(4,512)	223,976

(Decrease) increase in cash	$(3,956)	$4,645

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We had a $160 million credit facility with National City Bank which was a bridge facility used to acquire the November 2007 portfolio of leases from Dolphin Capital. On May 30 2008, we entered into a loan and security agreement with Key Equipment Finance for $131.4 million to provide permanent financing and repaid the National City bridge loan.
     Our $127 million credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch) expires in November 2008. We are in the process of negotiating refinancing with another lender, which we expect to have completed by November 2008.
     We have a $368.1 million credit facility with Morgan Stanley. The financing agreement provides for two loans; a class A loan and a class B loan. The class A loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate is one month LIBOR plus 2.00%; (ii) from August 8, 2008 through the termination date, the rate is the adjusted one month LIBOR plus 2.50%; and (iii) from and after the termination date or during any event of default, the one month LIBOR rate plus 3.00%. The class B loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate is one month LIBOR plus 10.00% from August 8, 2008 through the termination date, the rate is one month LIBOR plus 12.50%; and (iii) from and after the termination date or during any event of default, the one month LIBOR plus 15.00%. The agreement terminates in November 2008 unless extended at the discretion of the lender. It has been our intent to refinance the remaining balance on this facility through a term securitization. The dislocation of the debt markets may cause this not to be feasible on terms favorable to us. As an alternative, we would seek to refinance the balance with a new lender.
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
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with Key Equipment Finance Inc., WestLB, Merrill Lynch and Morgan Stanley include financial covenants. As of June 30, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
     Additionally, our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2008, our credit evaluation indicated a need for an allowance for credit losses of $3.4 million. As our lease portfolio increases, and if the economy in the United States deteriorates, we anticipate the need to increase our allowance for credit losses.

     Cash decreased by $4.0 million in the six months ended June 30, 2008. The primary sources of cash during the period included capital raised of $39.8 million (net of offering costs) and proceeds from sale of leases to third parties of $23.8 million. These increases were offset by net paydowns of debt totaling $39.1 million and $15.1 million utilized to acquire the net assets of LEAF Funding LLC (net of cash received). In addition, distributions paid for the six months ended June 30, 2008 were $4.1 million. Distributions to limited partners were 8.5% of invested capital.
     In April 2008, the Fund reached its maximum subscription of 1.2 million Limited Partners units ($120 million).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, our outstanding debt totaled $743.7 million, which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 6.0%, 8.0%, 7.2% and 5.1% for the WestLB, Merrill Lynch, Morgan Stanley and Key Equipment Finance, Inc. debt facilities, respectively. At June 30, 2008, the notional amounts of the interest rate swaps were $708.5 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to December 2017.

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
     There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our limited partner units are not publicly traded. As of June 30, 2008, we had 2,520 limited partners.
     The offering of our limited partnership interests was pursuant to a registration statement (File No. 333-116595) that was made effective by the Securities and Exchange Commission on February 7, 2007 when the offering commenced. We broke escrow on March 13, 2007 and reached our maximum subscriptions of 1.2 million limited partner units ($120 million) on April 24, 2008.
     The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2008.

Offering proceeds	$119,607,726
Expenses:
Sales commissions (1)	8,203,244
Underwriting fees (1)	3,502,658
Organization and offering expenses (2)	3,591,165

Public offering expenses	15,297,067

Net offering proceeds	104,310,659
Reserves	1,043,107

Total proceeds available for investment	$103,267,552

Use of proceeds for investment (estimated):
Used in operations (3)	$14,186,642
Acquisition of lease portfolios (4)	$87,777,420
Working capital	$1,303,490

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to the General Partner.

(3)	The General Partner was reimbursed $4,115,303 for operating expenses.

(4)	Included are asset acquisition fees of $13,639,828 that were paid to our General Partner.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (1)
4.1	Forms of letters sent to limited partners confirming their investment (2)
10.1	Waiver and Amendment Agreement dated March 31, 2008, among LEAF III A SPE, LLC, LEAF Financial Corporation, LEAF Funding, Inc., and Merrill Lynch Bank USA (2)
10.2	Master loan and Security agreement between LEAF III B SPE, LLC and Key Equipment Finance Inc., dated May 30, 2008
10.3	Amendment Agreement No. 2 among LEAF III A SPE, LLC, LEAF Financial Corporation, LEAF Funding, Inc., and Merrill Lynch Bank USA, dated April 2, 2008
10.4	Fourth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated June 1, 2008
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1, filed on October 2, 2006 and by this reference incorporated herein.

(2)	Filed previously as Exhibit 10.1to our Form 8-K filed on March 31, 2008 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. A Delaware Limited Partnership By: LEAF Asset Management LLC, its General Partner
August 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 14, 2008	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer