Form 10-Q
period 2008-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2008-11-19
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$427	$5,583
Restricted Cash	44,197	28,825
Accounts receivable	307	197
Investment in direct financing leases and notes, net	714,799	495,652
Investment in operating leases, net of accumulated depreciation of $2,304 and $653, respectively	9,849	6,460
Deferred financing costs, net	7,747	1,947
Other assets	650	186

	$777,976	$538,850

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$666,397	$467,625
Accounts payable and accrued expenses	3,405	6,725
Accrued repurchase liability	67	—
Fair value of interest rate swaps	8,076	6,803
Security deposits	18,762	2,408
Due to related party	5,621	239

Total liabilities	702,328	483,800
Partners’ Capital:
General partner	(194)	(26)
Limited partners	85,088	61,879
Accumulated other comprehensive loss	(9,246)	(6,803)

Total partners’ capital	75,648	55,050

	$777,976	$538,850

The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007*
Revenue:
Interest on equipment financings	$17,619	$5,222	$45,299	$6,272
Rental income	804	274	1,969	418
Gain on sale of equipment and lease dispositions, net	690	288	3,610	287
Equity Income	—	—	1,812	—
Other	1,048	406	3,624	455

	20,161	6,190	56,314	7,432

Expenses:
Interest expense	12,573	4,500	31,905	5,219
Depreciation on operating leases	671	225	1,628	339
Provision for credit losses	8,612	896	18,484	910
Management fees to related party	2,203	812	6,292	877
Administrative expense reimbursed to related party	1,965	378	5,337	426
General and administrative expenses	1,014	121	2,671	151

	27,038	6,932	66,317	7,922

Net loss	$(6,877)	$(742)	$(10,003)	$(490)

Weighted average number of limited partner units outstanding during the period	1,199,200	438,299	1,085,832	280,066

Net loss per weighted average limited partner unit	$(5.68)	$(1.68)	$(9.12)	$(1.73)

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated
				Other
				Comprehensive
				(Loss)	Total	Comprehensive
	General	Limited Partners		Income	Partner’s	(Loss)
	Partner	Units	Amount	Total	Capital	Income
Balance at January 1, 2008	$(26)	742,272	$61,879	$(6,803)	$55,050
Limited Partners’ contributions	—	457,732	45,624	—	45,624
Offering costs related to the sale of Limited Partnership units	—	—	(5,814)	—	(5,814)
Cash distributions paid	(68)	—	(6,585)	—	(6,653)
Redemption of Limited Partnership units	—	(1,261)	(113)	—	(113)
Net loss	(100)		(9,903)	—	(10,003)	$(10,003)
Acquisition of interest rate swaps (see Note 3)	—	—	—	(6,523)	(6,523)
Unrealized gain on hedging derivatives	—	—	—	4,000	4,000	4,000
Amortization of loss on financial derivatives				80	80

Balance at September 30, 2008	$(194)	1,198,743	$85,088	$(9,246)	$75,648	$(6,003)

The accompanying notes are an integral part of this consolidated financial statement

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2008	2007*
Cash flows from operating activities:
Net loss	$(10,003)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(3,610)	(287)
Equity income	(1,812)	—
Depreciation	1,628	339
Provision for credit losses	18,484	910
Amortization of deferred financing costs	1,264	82
Amortization of loss on financing derivative	80	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(110)	(115)
Other assets	(573)	(75)
Accounts payable and accrued expenses	(3,378)	1,350
Due to related parties, net	4,724	1,241

Net cash provided by operating activities	6,694	2,955

Cash flows from investing activities:
Investment in direct financing leases and notes	(147,070)	(336,170)
Investment in equipment under operating leases	(5,206)	(4,566)
Proceeds from direct financing leases, net of earned income	208,084	34,120
Proceeds from equipment under operating leases, net of earned income	189	—
Proceeds from sale of leases to third parties	30,735	—
Acquisition of LEAF Funding LLC (see Note 3)	(22,890)	—
Security deposits, net	3,159	1,340

Net cash provided by (used in) investing activities	67,001	(305,276)

Cash flows from financing activities:
Borrowings of debt	157,282	343,896
Repayment of debt	(273,715)	(62,808)
Decrease (increase) in restricted cash	6,786	(18,126)
Increase in deferred financing costs	(952)	(1,830)
Acquisition of financial derivative	(76)	—
Payment on termination of financial derivative	(1,220)	—
Limited Partners’ capital contributions	45,624	53,205
Redemption of Limited Partner’s capital	(113)	—
Payment of offering costs incurred for the sale of partnership units	(5,814)	(6,828)
Cash distributions to partners	(6,653)	(1,088)

Net cash (used in) provided by financing activities	(78,851)	306,421

(Decrease) increase in cash	(5,156)	4,100
Cash, beginning of period	5,583	1

Cash, end of period	$427	$4,101

*	Operations commenced March 13, 2007.
The accompanying notes are an integral part of these consolidated financial statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”), a Delaware limited partnership, was formed on May 16, 2006 by its general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the commercial finance, financial fund management and real estate sectors. On April 24, 2008, the Fund reached its maximum subscription of 1.2 million Limited Partners units for gross proceeds of $120 million.
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
     As of September 30, 2008, in addition to its 1% general partnership interest, the General Partner also held a 1.0% limited partnership interest in the Fund ($1.0 million). The Fund shall terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The Fund has acquired and seeks to acquire leases and secured loans primarily from LEAF Financial Corporation (“LEAF”), an affiliate of the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases and secured loans in order to generate regular cash distributions to the limited partners over the life of the Fund.
     The consolidated financial statements and notes thereto as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III A SPE, LLC. and LEAF Funding, LLC All intercompany accounts and transactions have been eliminated in consolidation. Operations commenced on March 13, 2007 (hereafter referred to as the period ended September 30, 2007).
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations. Due from Lockbox at December 31, 2007 has been reclassified to be included in Restricted Cash at September 30, 2008. In addition, Deferred Financing Costs, Net, which was included in Other Assets as of December 31, 2007, is now presented as a separate line item on the Consolidated Balance Sheets. The reclassification of these items has had no impact on net income or on consolidated total assets.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
     The Fund’s allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance for credit losses is based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis based on the Fund’s General Partner’s and their affiliates experience with lease portfolios they manage, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of September 30, 2008, the Fund had deposits totaling $39.0 million of which $38.9 million was over the $100,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). On October 3, 2008, the FDIC increased the limit to $250,000 on a temporary basis through December 31, 2009. The Fund’s potential loss exposure under the increased limit would have been $38.7 million at September 30, 2008. No losses have been experienced on such deposits.
     In addition, as of September 30, 2008, 16% of the Fund’s net investment in direct financing leases and notes were located in California.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     Supplemental cash flow information for the nine months ended September 30, 2008 and 2007, are as follows (in thousands):

	2008	2007
Cash paid for:
Interest	$27,347	$4,700

Non-cash activities:
Borrowings under Key Equipment Finance loan agreement	$131,425	$—

Repayment of National City line of credit	$(131,425)	$—

     As discussed in Note 3, the Fund acquired assets and assumed liabilities of LEAF Funding LLC in April 2008.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market.  The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on the Fund’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
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
     The Fund may sell leases to third parties. Under SFAS No. 140, leases are accounted for as sold when control of the lease is surrendered.  Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults.  The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings.  To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.  The provision for repurchases is recorded as component of gain on sales of leases and notes.
See Note 5.
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 9 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
NOTE 3 - ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS
     In January 2008, the Fund acquired a 49% membership interest in LEAF Funding, LLC, an affiliate of our General Partner. The purchase price of $6.8 million represented 49% of the net equity of LEAF Funding, LLC as of the date of acquisition. The Fund also paid an asset acquisition fee of $3.4 million which represented 2% of the value of the pool of leases and loans within Funding LLC. In April 2008, the Fund acquired the remaining 51% membership interest in LEAF Funding, LLC. The purchase price of $9.4 million represented 51% of the net equity of LEAF Funding, LLC. The Fund also paid asset acquisition fee of $3.3 million based upon the value of the remaining pool of leases and loans.
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
     From January to April 2008, the Fund accounted for its investment in LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. The acquisition of the remaining interest did not constitute a business combination as the acquired interest did not have the elements or attributes of a business as described in paragraph 6 of EIFT 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and Rule 11-01(d) Regulation S-X Accordingly, this acquisition was accounted for as an assets purchase and recorded at fair value. The following summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Restricted cash	$22,158
Investment in direct financing leases and notes, net	325,723
Debt	(315,205)
Security deposits	(13,195)
Due to related party	(650)
Other assets, net	4,059

$22,890

     In addition to the above, the Fund acquired an interest rate swap from LEAF Funding, LLC that had an unrealized loss of $6.5 million on the date of acquisition. Prior to the computation of the acquisition, the Fund had recorded unrealized gains through Other Comprehensive Income of $842,000 while it accounted for LEAF Funding LLC under the equity method. To reflect the acquisition of this derivative, the Fund increased Accumulated Other Comprehensive Loss and increased the fair value of interest rate swaps liability by $6.5 million.
NOTE 4 - RESTRICTED CASH
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7.5% to 13%. As of September 30, 2008 and December 31, 2007, 16% of equipment financing was located in California. The following table sets forth investment in direct financing leases and notes (in thousands):

	September 30,	December 31,
	2008	2007
Direct financing leases	$412,374	$413,196
Notes receivable	311,425	83,756

	723,799	496,952
Allowance for credit losses	(9,000)	(1,300)

	$714,799	$495,652

The components of direct financing leases for the periods indicated are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Total future minimum lease payments	$456,758	$463,369
Unearned rental income	(53,236)	(56,879)
Residuals, net of unearned residual income	8,852	6,706

	$412,374	$413,196

The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Allowance for credit losses, beginning of period	$1,300	$—
Provision for credit losses	18,484	910
Net write-offs	(10,784)	—

Allowance for credit losses, end of period	$9,000	$910

     As of September 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending September 30,	Leases	Notes	Operating Leases	Total
2009	$197,993	$97,896	$3,469	$299,358
2010	134,713	79,959	3,048	217,720
2011	78,887	64,240	1,647	144,774
2012	36,501	40,250	423	77,174
2013	7,249	16,796	107	24,152
Thereafter	1,415	12,284	23	13,722

	$456,758	$311,425	$8,717	$776,900

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 6 - SALES OF LEASES AND NOTES
     During the three and nine months ended September 30, 2008, the Fund sold leases and notes to third parties. In connection with one sale completed during the three months ended September 30, 2008, the Fund agreed to repurchase delinquent leases as defined in the sale agreement (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $337,000 based on total proceeds received of $4.5 million. With the exception of the Accrued Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due.
     When determining the fair value of the Accrued Repurchase Liability, the key assumptions used in measuring the Accrued Repurchase Liability were the weighted average life of the portfolio, the expected rate of delinquent leases subject to repurchase and the discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience with other portfolios they manage. Based on these assumptions, the fair value of the Accrued Repurchase Liability was estimated at $67,000, which was recorded as a liability and reduced the gain on the respective sale.
     For the three and nine months ended September 30, 2008, the Fund received total net proceeds of $7.0 million and $30.7 million, respectively, on sales of leases and notes and recorded gains totaling $151,000 and $1.5 million, respectively, which is included in “Gain on Sale of Equipment and Lease Dispositions, Net, on the Consolidated Statements of Operations. No purchases under the Accrued Repurchase Liability occurred during the three months ended September 30, 2008.
NOTE 7 - DEFERRED FINANCING COSTS, NET
     As of September 30, 2008 and December 31, 2007, the Fund had $9.6 million and $1.9 million, respectively, of deferred financing costs which will be amortized over the terms of the related debt. Accumulated amortization as of September 30, 2008 and December 31, 2007 is $1.9 million and $164,000, respectively. Future amortization expense is as follows (in thousands):

Periods Ending September 30,
2009	$1,502
2010	1,295
2011	1,295
2012	1,295
2013	1,239
Thereafter	1,121

$7,747

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 8 - DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

			September 30, 2008
							Interest
							rate per
						Interest rate	annum
						per annum	adjusted	September 30,
		Maturity	Amount of			per	for swaps	2007
	Type	Date	Facility	Balance	Available	agreement	(2)	Balance
WestLB, AG (1)	Revolving	September 2010	$250,000	$229,840	$20,160	One month LIBOR + 0.95%	6.0%	$165,390
Merrill Lynch Bank (1)	Term	November 2008	110,802	110,802	—	One month LIBOR + 2.0%	8.0%	145,035
Key Equipment Finance(1)	Term	June 2013	111,712	111,712	—	One month LIBOR + 1.55%	5.1%	—
Morgan Stanley Bank — A(1)	Term	November 2009	193,479	193,479	—	(3)	6.9%	—
Morgan Stanley Bank — B(1)	Term	November 2009	20,564	20,564	—	(4)	16.9%	—
National City	Term	May 2008	—	—	—	—	—	157,200

			$686,557	$666,397	$20,160			$467,625

(1)	Collateralized by specific leases and notes receivable and related equipment.

(2)	To mitigate fluctuations in interest rates, the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

(3)	The A loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate was one month LIBOR plus 2.00%; (ii) from August 8, 2008 through maturity date, the rate is one month LIBOR plus 2.50%; and (iii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 3.00%.

(4)	The class B loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008 the rate was one month LIBOR plus 10.00%; (ii) from August 8, 2008 through maturity date, the rate is one month LIBOR plus 12.50%; and (iii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 15.00%.
     In November 2008, the Fund amended the Morgan Stanley A and B facilities to extend the maturity date on the facility to November 2009. Effective November 1, 2008 interest rates on the facilities were increased as follows:
(a)	the A Loan has varying rates as follows: (i) through the maturity date — the rate is one month LIBOR plus 4.0%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 5.00%;

(b)	the B Loan has varying rates as follows: (i) through the maturity date — the rate is one month LIBOR plus 17.5%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 20.00%;
     The Fund is in the process of refinancing the balance of the Merrill Lynch facility with another lender to provide sufficient financing to pay off the outstanding amount under the Merrill Lynch facility prior to its maturity date of November 24, 2008. If the Fund is unable to complete the new financing by the maturity date, the Fund has executed an agreement with Merrill Lynch to extend the maturity to December 5, 2008.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 8 - DEBT — (Continued)
     The Fund is subject to certain financial covenants related to its debt facilities.  These covenants are related to such things as the Fund’s minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of the Fund’s total debt compared to its net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of the Fund’s portfolio of leases and loans are delinquent in payment beyond acceptable grace periods.
     In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing the Fund’s portfolio. These covenants exist to provide the lender’s information about the financial viability of the entities that service the Fund’s portfolio. These entities include RAI, LEAF and certain other affiliates involved in the sourcing and servicing of the Fund’s portfolio. These covenants are similar in nature to the Funds’ covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all LEAF managed entities.
     As of September 30, 2008, the Fund is in compliance with all such covenants under their various debt agreements.
     Annual principal payments for each of the succeeding twelve month periods ending September 30, adjusted to reflect the extension of the Morgan Stanley facility completed in November 2008, are as follows (in thousands):

2009	$306,000
2010	244,121
2011	64,868
2012	35,660
2013	12,258
Thereafter	3,490

$666,397

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
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
     Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by U.S. GAAP, is recognized in the consolidated statements of operations.
     There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
     At September 30, 2008 and December 31, 2007, the notional amount of 22 interest rate swap contracts were $656.1 million and $445.2 million, respectively. For the nine months ended September 30, 2008, the Fund had an unrealized gain of $4.0 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period ended September 30, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of September 30, 2008, $4.8 million of the $9.2 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 10 - FAIR VALUE MEASUREMENT
     Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
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
     As discussed in Note 9, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
     Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008 (in thousands):

				Assets /
	Fair Value Measurements Using			(Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Assets
Interest Rate Caps	$	$44	$	$44

Liabilities
Interest Rate Swaps	$	$(8,076)	$	$(8,076)
NOTE 11 - TRANSACTIONS WITH AFFILIATES
     The Fund relies on the General Partner and its affiliates to manage its operations and will pay the General Partner or its affiliates fees to manage the Fund.
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 11 - TRANSACTIONS WITH AFFILIATES — (Continued)
     The General Partner and Chadwick receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through September 30, 2008.
     The Fund acquires existing portfolios of equipment from its General Partner and its affiliates. The General Partner receives a fee for assisting the Fund in acquiring equipment for lease, portfolios of equipment subject to existing equipment leases and secured loans equal to 2% of the Fund’s purchase price.
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from March 13, 2007 (Commencement of Operations) to September 30, 2008.
     The General Partner or its affiliates are reimbursed by the Fund for certain actual costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the nine months ended September 30, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007 *
Acquisition fees	$268	$2,245	$9,499	$6,510
Asset management fees	2,203	812	6,292	877
Reimbursed administrative expenses	1,965	378	5,337	426
Organization and offering expense allowance	—	591	1,371	1,596
Underwriting Fees	—	2,031	4,443	5,232

*	Operations commenced March 13, 2007
     Due to related parties, net as of September 30, 2008 and December 31, 2007 represents amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 12 - ALLOCATION OF PARTNERSHIP INCOME (LOSS) AND CASH DISTRIBUTIONS
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
NOTE 13 - COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive loss” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 14 - NET LOSS PER LIMITED PARTNERSHIP UNIT
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
OVERVIEW
     We are LEAF Equipment Leasing Income Fund III, L.P., a Delaware limited partnership, formed on May 16, 2006 by our general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. As of April 24, 2008, the date our offering period terminated, we had raised $120 million through the sale of 1.2 million limited partner units.
     We have acquired and seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation, an affiliate of our General Partner and an indirect subsidiary of RAI. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems. machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
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
     As of September 30, 2008, our portfolio contained approximately 61,000 equipment leases with approximately 50,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of September 30, 2008, we had a net investment of $9.8 million in equipment under operating leases and a net investment of $714.8 million in direct financing leases and notes for a total investment in equipment financing assets of $724.6 million. Our average original equipment cost per equipment financing transaction was $16,000 as of September 30, 2008. As of September 30, 2008, the average initial term of our financings was 46 months. As of September 30, 2008 and December 31, 2007, 16% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2008, our outstanding debt was $666.4 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2008 and December 31, 2007 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$231,078	31.9%	$209,286	42.1%
Medical Equipment	91,028	12.6	35,037	7.1
General Business Loan	73,125	10.1	10,187	2.0
Restaurant Equipment	71,654	9.9	20,474	4.1
Office Equipment	62,611	8.7	63,703	12.8
Computers	54,247	7.5	43,407	8.8
Water Purification	52,261	7.2	69,832	14.1
Communications	16,378	2.3	13,420	2.7
Rental Equipment	14,744	2.0	—	—
Other	56,673	7.8	31,606	6.3

	$723,799	100.0%	$496,952	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	$4,289	43.4%	$4,915	76.1%
Office Equipment	2,950	30.0	626	9.7
Computers	1,455	14.8	188	2.9
Agricultural Equipment	361	3.7	288	4.5
Building Systems	351	3.6	—	—
Communications	311	3.2	299	4.6
Medical Equipment	118	1.2	144	2.2
Other	14	0.1	—	—

	$9,849	100.0%	$6,460	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of September 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$301,129	41.6%	$174,218	35.1%
Retail Trade	130,134	18.0	56,494	11.4
Manufacturing	66,917	9.2	60,352	12.1
Transportation/Communication/Energy	63,611	8.8	59,737	12.0
Construction	48,213	6.7	43,356	8.7
Agriculture/Forestry/Fishing	36,959	5.1	27,300	5.5
Wholesale Trade	30,585	4.2	30,502	6.1
Finance/Insurance/Real Estate	30,253	4.2	28,664	5.8
Public Administration	3,552	0.5	4,114	0.8
Other	12,446	1.7	12,215	2.5

	$723,799	100.0%	$496,952	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$4,924	50.0%	$3,217	49.8%
Transportation/Communication/Energy	1,541	15.5	1,336	20.7
Construction	1,044	10.6	975	15.1
Finance/Insurance/Real Estate	597	6.1	105	1.6
Manufacturing	540	5.5	317	4.9
Wholesale Trade	520	5.3	225	3.5
Agriculture/Forestry/Fishing	386	3.9	266	4.1
Retail Trade	110	1.1	19	0.3
Public Administration	93	1.0	—	—
Other	94	1.0	—	—

	$9,849	100.0%	$6,460	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For a complete discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     We accrue liabilities for obligations associated with leases and loans sold which we may be required to repurchase due to breaches of representations and warranties and early payment defaults.  We periodically evaluate the estimates used in calculating expected losses and adjustments are reported in earnings.  As theses estimates are influenced by factors outside our control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.
     Our allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis based on our General Partners’ and their affiliates experience with lease portfolios they manage, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Results of Operations
     Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     The following summarizes our results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007*	$	%
Revenues:
Interest on equipment financings	$17,619	$5,222	$12,397	$237%
Rental income	804	274	530	193%
Gains on sale of equipment and lease dispositions, net	690	288	402	140%
Other	1,048	406	642	158%

	20,161	6,190	13,971	226%

Expenses:
Interest expense	12,573	4,500	8,073	179%
Depreciation on operating leases	671	225	446	198%
Provision for credit losses	8,612	896	7,716	861%
Management fees to related party	2,203	812	1,391	171%
Administrative expense reimbursed to related party	1,965	378	1,587	420%
General and administrative expenses	1,014	121	893	738%

	27,038	6,932	20,106	290%

Net loss	$(6,877)	$(742)	$(6,135)	827%

*	We commenced our operations on March 13, 2007.
     The increase in total revenues was primarily attributable to the following:
•	An increase in interest income on equipment financings due to an increase in our weighted average net investment in direct financing leases and notes, to $725.3 million for the three months ended September 30, 2008 as compared to $286.1 million for the three months ended September 30, 2007, an increase of $439.2 million (154%). This growth was driven by our General Partner’s increased sales to us, including the sale of the LEAF Funding LLC portfolio, and marketing efforts supported by capital raised by selling limited partner units and lines of financing.

•	An increase in rental income which was principally the result of an increase in our investment in operating leases in the 2008 period compared to the 2007 period.

•	An increase in gains on sale of equipment. Gains and losses on sales of equipment may vary significantly from period to period.

•	An increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of our equipment financing portfolio coupled with an increase in payment collection efforts and our investment in direct financing leases and notes.
     The increase in total expenses was primarily attributable to the following:
•	An increase in interest expense due to an increase in average debt outstanding. Weighted average borrowings for the three months ended September 30, 2008 and 2007 were $711.5 million and $263.9 million, respectively, at an effective interest rate of 7.1% and 6.8%, respectively.

•	An increase in depreciation on operating leases related to our increase in operating leases.

•	An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions performed by our General Partner and their affiliates based on lease portfolios they manage. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	An increase in management fees attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	An increase in administrative expenses reimbursed to related parties due to the increase in our portfolio of equipment financing assets.

•	An increase in general and administrative expenses principally related to increased legal costs associated with collection efforts.
     Our net loss for the three months ended September 30, 2008 and 2007 was $6.9 million and $742,000, respectively. The net loss per limited partnership unit, after the loss allocated to our General Partner for the three months ended September 30, 2008 and 2007 was $5.68 and $1.68, respectively, based on a weighted average number of limited partnership units outstanding of 1,199,200 and 438,299 respectively.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     The following summarizes our results of operations for the nine months ended September 30, 2008 and 2007 ($ in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings	$45,299	$6,272	$39,027	$622%
Rental income	1,969	418	1,551	371%
Gain on sales of equipment and lease dispositions, net	3,610	287	3,323	1,158%
Equity Income	1,812	—	1,812	—%
Other	3,624	455	3,169	696%

	56,314	7,432	48,882	658%

Expenses:
Interest expense	31,905	5,219	26,686	511%
Depreciation on operating leases	1,628	339	1,289	380%
Provision for credit losses	18,484	910	17,574	1,931%
Management fees to related party	6,292	877	5,415	617%
Administrative expenses reimbursed to related party	5,337	426	4,911	1,153%
General and administrative expenses	2,671	151	2,520	1,669%

	66,317	7,922	58,395	737%

Net loss	$(10,003)	$(490)	$(9,513)	1,941%

*	We commenced our operations on March 13, 2007.
     The increase in revenues for the nine months ended September 30, 2008 as compared to the period from March 13, 2007 (commencement of operations) to September 30, 2007 was a result of the following:
•	An increase in interest income on equipment financings due to an increase in our weighted average net investment in financing assets to $659.9 million for the nine months ended September 30, 2008 as compared to $169.7 million for the period from March 13, 2007 (commencement of operations) to September 30, 2007, an increase of $490.2 million (289%). This growth was driven by our General Partner’s increased sales to us, including the sale of the LEAF Funding LLC portfolio, and marketing efforts supported by lines of financing.

•	An increase in rental income which was principally the result of an increase in our investment in operating leases in the 2008 period compared to the 2007 period.

•	An increase in gains on sale of equipment. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the nine months ended September 30, 2008 is a gain of $1.5 million related to the sale of a pool of leases to an unrelated third party.

•	An increase in equity income. In January 2008, we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC for $10.2 million. We accounted for LEAF Funding, LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction. LEAF Funding, LLC, will be a wholly-owned subsidiary and its financial results are consolidated with our results effective April 2008.

•	An increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.

     The increase in expenses for the nine months ended September 30, 2008 as compared to the period from March 13, 2007 (commencement of operations) to September 30, 2007 was a result of the following:
•	An increase in interest due to our increase in average debt outstanding. Weighted average borrowings for the nine months ended September 30, 2008 and 2007 were $633.6 million and $151.1 million, respectively, at an effective interest rate of 6.7% and 4.6%, respectively.

•	An increase in depreciation on operating leases related to our increase in operating leases.

•	An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions performed by our General Partner and their affiliates based on lease portfolios they manage. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	An increase in management fees attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	An increase in administrative expenses reimbursed to related party due to significant growth in net assets as a result of the acquisition of LEAF Funding LLC in April 2008.

•	An increase in general and administrative expenses due to significant growth in net assets as a result of the acquisition of LEAF Funding LLC in April 2008.
     Our net loss for the nine months ended September 30, 2008 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 was $10.0 million and $490,000, respectively. The net loss per limited partnership unit, after the loss allocated to our General Partner for the nine months ended September 30, 2008 and the period from March 13, 2007 (commencement of operations) to September 30, 2007 was $9.12 and $1.73, respectively, based on a weighted average number of limited partnership units outstanding of 1,085,832 and 280,066, respectively.
Finance Receivables and Asset Quality
     Our net investment in direct financing leases and loans increased to $714.8 million as of September 30, 2008 compared to $495.7 million as of December 31, 2007, an increase of $222.5 million (45%). The performance of our lease portfolio is a measure of our General Partners underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivable including non performing assets, which are those assets that are not accruing income due to non performance or impairment (dollars in thousands):

					As of and
					for the
					Year
	As of and for the				Ended
	Nine Months Ended September 30,		Change		December 31,
	2008	2007	$	%	2007

Investment in direct financing leases and notes before allowance for credit losses:	$723,799	$302,247	$421,552	139%	$496,952
Weighted average investment in direct financing leases and notes before allowance for credit losses	586,311	169,706	416,605	245%	232,827
Allowance for credit losses	9,000	910	8,090	889%	1,300
Non-performing assets	16,279	6,299	9,980	158%	6,504
Net write-offs	$10,784	$—	$10,784	—%	$128

As a percentage of finance receivables:
Allowance for credit losses	1.24%	0.30%			0.26%
Non-performing assets	2.25%	2.08%			1.31%

As a percentage of weighted average finance receivables:
Net write-offs	1.84%	—%			0.05%

     We manage our risk by adhering to strict credit policy and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and notes, has responded to current economic conditions by increasing its employee headcount in its collection department and has implemented earlier intervention techniques in collection procedures. In the originations area, our General Partner has increased credit standards and limited exposures to certain industries, geographic locations and equipment types.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, based on our General Partners’ and their affiliates experience with lease portfolios they manage, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have and adverse impact on our cash flow and distributions to our partners.
     Our net write-offs increased for the nine months ended September 30, 2008 compared to 2007 due to the growth in size and the aging of the portfolio as well as the worsening of general economic conditions and the current credit crisis.
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
     The following table sets forth our sources and uses of cash for the period indicated (in thousands).

	Nine months ended
	September 30,
	2008	2007
Net cash provided by operating activities	$6,694	$2,955
Net cash provided by (used in) investing activities	67,001	(305,276)
Net cash (used in) provided by financing activities	(78,851)	306,421

(Decrease) increase in cash	$(5,156)	$4,100

     Cash decreased by $5.2 million in the nine months ended September 30, 2008. The primary sources of cash during the period included capital raised of $39.8 million (net of offering costs) and proceeds from leases (net of leases acquired) of $89.9 million. These increases were offset by net paydowns of debt totaling $116.4 million and $22.9 million utilized to acquire the net assets of LEAF Funding LLC (net of cash received). In addition, distributions paid for the nine months ended September 30, 2008 were $6.6 million.
     In April 2008, we reached its maximum subscription of 1.2 million Limited Partners units ($120 million).
     Partners’ distributions paid for the nine month periods ended September 30, 2008 and 2007 was $6.6 million and $1.1 million, respectively. Distributions to limited partners were 8.5% of invested capital.

Borrowings
     Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows (in thousands):

			September 30, 2008
							Interest
							rate per
						Interest rate	annum
						per annum	adjusted	September 30,
			Amount of	Outstanding		per	for swaps	2007
	Type	Maturity Date	Facility	Balance	Available	agreement	(2)	Balance
WestLB, AG (1)	Revolving	September 2010	$250,000	$229,840	$20,160	One month LIBOR + 0.95%	6.0%	$165,390
Merrill Lynch Bank (1)	Term	November 2008	110,802	110,802	—	One month LIBOR + 2.0%	8.0%	145,035
Key Equipment Finance(1)	Term	June 2013	111,712	111,712	—	One month LIBOR + 1.55%	5.1%	—
Morgan Stanley Bank - A(1)	Term	November 2009	193,497	193,479	—	(3)	6.9%	—
Morgan Stanley Bank - B(1)	Term	November 2009	20,564	20,564	—	(4)	16.9%	—
National City	Term	May 2008	—	—	—	—	—	157,200

			$686,557	$666,397	$20,160			$467,625

(1)	Collateralized by specific leases and notes receivable and related equipment.

(2)	To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

(3)	The A loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008, the rate is one month LIBOR plus 2.00%; (ii) from August 8, 2008 through maturity date, the rate is one month LIBOR plus 2.50%; and (iii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 3.00%.

(4)	The class B loan has varying rates of interest as follows: (i) from the closing date through August 7, 2008 the rate is one month LIBOR plus 10.00%; (ii) from August 8, 2008 through maturity date, the rate is one month LIBOR plus 12.50%; and (iii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 15.00%.
     In November 2008, we amended the Morgan Stanley A and B facilities to extend the maturity date on the facility to November 2009. Effective November 1, 2008 interest rates on the facilities were increased as follows:
(a)	the A Loan has varying rates as follows: (i) through the maturity date — the rate is one month LIBOR plus 4.0%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 5.00%;

(b)	the B Loan has varying rates as follows: (i) through the maturity date — the rate is one month LIBOR plus 17.5%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 20.00%;
     We are in the process of refinancing the balance of the Merrill Lynch facility with another lender to provide sufficient financing to pay off the outstanding amount under the Merrill Lynch facility prior to its maturity date of November 24, 2008. If we are unable to complete the new financing by the maturity date, we have executed an agreement with Merrill Lynch to extend the maturity to December 5, 2008.

     We are in discussion with several new sources of debt financing to support future growth in our lease and loan portfolio. We anticipate that the terms of future financings may be at higher interest rates with lower leverage. As a result, we also anticipate that the lease and loan rates charged to our customers will also increase to compensate for our increase in borrowing costs. Our profitability may be negatively impacted if we are unable to increase our lease and loan rates and our borrowing costs increase.
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
     We are subject to certain financial covenants related to our debt facilities.  These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a percentage of our portfolio of leases and loans are delinquent in payment beyond acceptable grace periods.
     In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lender’s information about the financial viability of the entities that service our portfolio. These entities include RAI, LEAF and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all LEAF managed entities.
     As of September 30, 2008, we are in compliance with all such covenants under our various debt agreements.
     If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
     Additionally, our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2008, our credit evaluation indicated a need for an allowance for credit losses of $5.6 million. As our lease portfolio increases, and if the economy in the United States deteriorates, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations
     The contractual obligations under our credit facilities as of September 30, 2008, adjusted to reflect the extension of the Morgan Stanley facility completed in November 2008, were as follows (in thousands):

		Payments Due By Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Debt	$666,397	$306,000	$308,989	$47,918	$3,490
     The above table does not include expected payments related to the Accrued Repurchase Liability as of September 30, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases as defined in the sale agreement (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $337,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2008, our outstanding debt totaled $666.4 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 6.0%, 8.0%, 7.2% and 5.1% for the WestLB, Merrill Lynch, Morgan Stanley and Key Equipment Finance, Inc. debt facilities, respectively. At September 30, 2008, the notional amounts of the interest rate swaps were $708.5 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to December 2017.
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
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1, filed on October 2, 2006 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership
By: LEAF Asset Management LLC, its General Partner

November 19, 2008	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer

November 19, 2008	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer

November 19, 2008	/s/ Tonya L. Zweier TONYA L. ZWEIER
Chief Accounting Officer