Form 10-K
period 2008-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2009-03-16
CIK 1376074

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Limited Partner Units
Title of Each Class
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
There is no public market for the Registrant’s securities.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I
ITEM 1 — BUSINESS
The following discussion contains forward-looking statements regarding events and financial trends which may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from those anticipated in such statements. For a discussion of the risks and uncertainties to which we are subject, see Item 1A “Risk Factors.”
General
          We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. On April 24, 2008, we reached our maximum subscription of 1.2 million limited partner units for gross proceeds of $120 million.
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.

Debt Facilities
          We have augmented the proceeds of our offering with debt, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.
          The current tightening of the credit markets could adversely affect our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.
          Borrowings outstanding under our credit facilities were as follows as of December 31, 2008 (in thousands):

	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available(1)
WestLB, AG	Revolving	September 2010	$250,000	$219,620	$30,380
DZ Bank	Revolving	November 2013	150,000	138,252	11,748
Key Equipment Finance	Term	June 2013	97,086	97,086	—
Morgan Stanley/RBS — A	Term	November 2009	169,548	169,548	—
Morgan Stanley/RBS — B	Term	November 2009	19,717	19,717	—

			$686,351	$644,223	$42,128

(1)	Availability under these loans is subject to having sufficient eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.
          In June 2007, we entered into a $200.0 million revolving credit facility with WestLB AG, New York Branch (“WestLB”). In December 2007, we increased our borrowing limit with WestLB to $250.0 million. This revolving line of credit is collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of December 31, 2008, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.4% on a weighted average basis. The interest rate swaps terminate on various dates ranging from January 2013 to August 2015. Interest and principal are due monthly. The line of credit expires in September 2010. In March 2009, we amended our revolving credit facility with WestLB AG. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on future borrowings.
          In April 2008, we acquired a controlling interest in LEAF Funding, LLC, which has a secured loan agreement with Morgan Stanley and Royal Bank of Scotland (“MS/RBS”). The financing agreement provides for a class A loan with an original aggregate borrowing limit of $333.4 million, and a class B loan with an original aggregate borrowing limit of $34.7 million. These facilities were extended in November 2008 for a one year period and mature November 2009. The class A loan has varying rates of interest as follows: (i) from November 2008 through the maturity date, the interest rate is one month Libor plus 4.0%; and (ii) after the maturity date, or during any event of default, the rate is one month LIBOR plus 5.0%. To mitigate fluctuations in interest rates, we have entered into an interest rate swap agreement. As of December 31, 2008, the interest rate swap agreement fixes the interest rate on outstanding balances of class A loans to 8.4%, and matures in September 2011.
          The class B loan also has varying rates of interest as follows: (i) from November 2008 through the maturity date, the interest rate is one month LIBOR plus 17.5%; and (ii) after the maturity date, or during any event of default, the rate is one month LIBOR plus 20.0%. To mitigate fluctuations in interest rates, we have entered into an interest rate swap agreement. As of December 31, 2008, the interest rate swap agreement fixes the interest rate on outstanding balances of class B loans to 21.9%, and matures in September 2011.
          In May 2008, we entered into a secured loan agreement with Key Equipment Finance, Inc. Interest on this facility is calculated at one month LIBOR plus 1.55% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of December 31, 2008, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.2% on a weighted average basis. This secured loan matures in June 2013.
          In November 2008, we entered into a $150.0 million revolving credit facility with Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Interest on each borrowing under this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of December 31, 2008, the interest rate swap agreements fixed the interest rate on the outstanding balance at 4.5% and terminate on various dates ranging from February 2012 to August 2012. This line of credit expires November 2013.
          All facilities are collateralized by specific leases and loans and related equipment.
          We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.
          In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lender’s information about the financial viability of the entities that service our portfolio. These entities include RAI, LEAF and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all LEAF managed entities. As of December 31, 2008, we are in compliance with all such covenants under our various debt agreements.
          If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
Available Information
          We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.leaf-financial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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
•	an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2008 were $1.4 million;

•	fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the year ended December 31, 2008 were $10.6 million;

•	a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and loans. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to our General Partner for the year ended December 31, 2008 were $8.4 million;

•	a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid during the year ended December 31, 2008;

•	a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the year ended December 31, 2008;

•	reimbursement for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner during the year ended December 31, 2008, were $7.0 million; and

•	Chadwick Securities, Inc. (“Chadwick”), an affiliate of our General Partner, received an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in this offering. From this fee, Chadwick reimbursed selling broker-dealers up to 1% of the proceeds of each unit they sold for marketing expenses. Chadwick also received sales commissions of 7% of the proceeds of each unit sold by it. Underwriting fees paid to Chadwick for the year ended December 31, 2008 were $4.4 million. Chadwick did not directly sell any units to investors and did not retain sales commissions through December 31, 2008.
          In addition, our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner during the year ended December 31, 2008 were $92,000. Our General Partner also holds a 1.0% limited partner interest in us and, as a limited partner, was paid cash distributions of $98,000 for the year ended December 31, 2008.

Competition
The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:
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
ITEM 1A — RISK FACTORS
          You should carefully consider the risks that follow together with all of the other information contained in this report in evaluating us.
We May Not Return All of Our Limited Partners’ Investment or Any Rate of Return on Their Investment
          A substantial portion, and possibly all, of the cash distributions our limited partners receive from us will be a return of capital. The portion of our limited partners’ total distributions that is a return of capital and the portion that is investment income will depend on a number of factors and cannot be determined until all of our leases and secured loans have matured or been sold. At that time each of our limited partners will be able to compare the total amount of all cash distributions received by it to its total capital invested in us, and determine its investment income.
If We Do Not Generate Sufficient Cash, We Will Not Be Able to Pay Monthly or Annual Distributions to Our Limited Partners or Reinvest a Portion of Our Net Revenues in Additional Investments During the Reinvestment Period
          During the period beginning with our initial closing and ending five years after the completion of this offering (the “reinvestment period”), we have the right to reinvest all net revenues we may have above the amounts necessary to pay our limited partners distributions in an aggregate amount equal to 8.5% annually on their respective adjusted capital contributions, in additional equipment leases and secured loans. However, for the reasons described in this “Risk Factors” section, our limited partners should not assume that we will be able to generate cash for reinvestment in additional equipment leases and secured loans or even that we will generate cash sufficient to pay our limited partners all or any part of an 8.5% annual distribution.

Higher Than Expected Equipment Lease and Secured Loan Defaults May Result in Losses
          We focus our leases and secured loans on the small to mid-size business market, which may have greater risks of default than if we focused on larger customers. For example, few small to mid-sized private businesses have audited financial statements, which increases the risk that their financial statements may be inaccurate or incomplete, or that our credit evaluations of our customers may not accurately reflect the risk of their potential defaults on our leases and secured loans. Although our General Partner and its affiliates have developed credit evaluation systems designed to address this situation, their systems may not identify all of the risks involved in the financial statements submitted to us by potential lessees or borrowers. Also, the current economic recession in the United States has adversely affected our operations as a result of higher than expected equipment lease or secured loan defaults, resulting in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our limited partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the related equipment.
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
In addition, we may suffer a loss, or our ability to make distributions to our partners may be adversely affected, by the high costs of:
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
Poor Economic Conditions May Adversely Affect Our Ability to Build Our Portfolio
          The current economic recession in the United States has adversely affected our operations as a result of greater than anticipated delinquencies on our leases and loans. The recession also could adversely affect our ability to invest the funds we have available for reinvestment as quickly as we would like to, and could reduce or delay our distributions to our partners, because businesses have aggressively sought to reduce their costs. Also, we may need to reduce the interest rates on our leases and loans to remain competitive, which would reduce the return from our portfolio and the distributions we can make to our limited partners. In addition, depending primarily on the severity and duration of the current recession, the creditworthiness of our lessees and borrowers could be adversely affected if they have difficulty obtaining financing for their business operations, which could cause them to default on their obligations to us and cause us to incur a loss.

          In addition, our ability to obtain leverage to help build our portfolio on terms we deem acceptable may be reduced or delayed, and our costs of borrowing may increase, to the extent the credit markets available to us are, or become, adversely affected by the current weakness in the national economy precipitated by the ongoing economic problems of banks and other financial services companies.
If We Are Unable to Realize the Residual Value of Our Equipment Under Our Operating Leases, We May Incur Losses
          A portion of our portfolio is composed of “operating leases,” under which the net present value of aggregate rental payments during the initial lease term generally is structured to result in our recovery of 80% to 85% of the purchase price of the equipment. Thus, our ability to recover the full purchase price of the equipment and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:
•	whether the original lessee wants to keep the equipment;

•	the cost of comparable new equipment;

•	whether the leased equipment is obsolete or in poor condition; and

•	whether there is a secondary market for the type of used equipment.
Using Leverage to Build Our Portfolio Subjects Us to the Risk That Our Revenues May Not Be Sufficient to Cover Our Operating Costs Plus Debt Service and, Consequently, May Result in Losses
          We anticipate that our borrowings and securitization financings (i.e., “leverage”) will be approximately 80% to 85% of the aggregate acquisition costs of our equipment. However, we are not limited as to the amount of debt that we may incur. As a result, the amount of our debt may be significantly less than 80% or greater than 85%. The actual amount will depend on our General Partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.
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
Our Interest Rate Swap Agreements May Not Protect Us From Loss
          In order to mitigate fluctuations in interest rates under our debt facilities, as discussed in “Item 1 — Business — Debt Facilities,” above, we enter into interest rate swap agreements. Our hedging strategy, however, may not be effective to mitigate adverse effects on our profitability during any period in which interest rates change, and the costs of this hedging strategy may exceed the benefits.

Cost Reimbursements and Significant Fees We Pay to Our General Partner and Its Affiliates, and Reserves Our General Partner Establishes, Reduce Our Cash Available for Distribution to Our Limited Partners
          Before making any distributions to our limited partners, we may reimburse our General Partner for expenses incurred by it on our behalf during the related period. The amount of these expenses is determined by our General Partner subject to limitations set forth in our partnership agreement.
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
Our Limited Partners’ Ability to Dispose of Their Investment in Us Is Limited
          There is no public market for our units, and our partnership agreement imposes significant restrictions on a limited partner’s rights to transfer its units. As a result, our limited partners’ investments in us should be considered illiquid.
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
          Our limited partners must be prepared to hold their units for at least nine years, which is the period consisting of:
•	an offering period of approximately 1.2 years;

•	an additional five-year reinvestment period; and

•	a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets.
          Also, our anticipated term as a partnership of nine years as described above could be more than nine years if we encounter unexpected difficulties in liquidating our investments.
Our Limited Partners have Very Limited Voting Rights and Ability to Control Our Business
          Unlike a holder of common stock in a corporation, a limited partner has only limited voting rights on matters affecting our business. For example a limited partner has no right to elect our General Partner on an annual or other continuing basis. Instead, our General Partner may be removed only on the vote of limited partners holding a majority of our outstanding units. Under our partnership agreement, however, neither our General Partner nor any of its affiliates may participate in any vote by the limited partners to remove our General Partner as general partner and approve the appointment of a substitute general partner.
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
Our Cash Distributions May Not Return Our Limited Partners’ Investment or Provide a Return on Their Investment, and May Be Reduced or Delayed
          The actual amounts of cash we generate depends on numerous factors which may be beyond our control and may reduce or delay our cash distributions to our limited partners, including:
•	the demand for the equipment leases and secured loans we provide;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms to build our equipment portfolio;

•	required principal and interest payments on our debt;

•	profitability of our operations;

•	equipment lease and secured loan defaults;

•	prevailing economic conditions; and

•	government regulations.
Our Success Is Subject to Risks Inherent in the Equipment Leasing and Finance Business, Any of Which May Affect Our Ability to Operate Profitably
     A number of factors may affect our ability to operate profitably. These include:
•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	the quality of the equipment we acquire and lease or finance;

•	the continuing strength of equipment manufacturers;

•	the timing of our equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence of the equipment we acquire;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms, to build our equipment portfolio;

•	defaults by our lessees or borrowers; and

•	increases in our expenses, including labor, tax and insurance expenses.
Interest Rate Changes May Reduce the Value of Our Portfolio and Our Returns
          Changes in interest rates affect the market value of our portfolio. In general, the market value of an equipment lease or secured loan changes in inverse relation to an interest rate change when the equipment lease or secured loan has a fixed rate of return. Thus, in a period of rising interest rates, the market value of our equipment leases and secured loans will decrease, and adversely affect our ability to obtain financing against our portfolio or to liquidate it.
          Interest rate changes also affect the return we obtain on new equipment leases or secured loans. For example, during a period of declining rates, our gross revenues may be reduced because our reinvestment of rental and loan payments may be at lower rates than we obtained in prior equipment leases or secured loans, or the existing equipment leases or secured loans may be prepaid by the lessee or the borrower. Also, when we obtain financing (i.e., borrowings or securitizations) an increase in interest rates will not necessarily be reflected in increased rates of return on the equipment leases or secured loans funded through that debt, which would adversely affect our net return on the equipment leases and secured loans. Thus, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to our limited partners.

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
Participation With Affiliated Programs or Third-Parties in Joint Ventures May Require Us to Pay Additional Costs or Incur Losses Because of Actions Taken By the Third-Parties
          Our partnership agreement permits us to invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs or independent third-parties. Investing in joint ventures involves risks not present when we invest by ourself. These risks include:
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
          None.
ITEM 2 — PROPERTIES
          We do not own or lease any real property.
ITEM 3 — LEGAL PROCEEDINGS
          We are not subject to any pending material legal proceedings.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2008.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner as a limited partner with respect to limited partner units it purchased.

Number of Partners as of
Title of Class	December 31, 2008
Limited Partner units	2,520
General Partner interest	1
          Total distributions paid to limited partners for the year ended December 31, 2008 and the period ended December 31, 2007 were $9.2 million and $2.3 million, respectively.
          The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2008.

Offering proceeds	$119,620,495
Expenses:
Sales commissions (1)	8,204,994
Underwriting fees (1)	3,502,659
Organization and offering expenses (2)	3,591,165

Public offering expenses	15,298,818

Net offering proceeds	104,321,677
Reserves	1,043,217

Total proceeds available for investment	$103,278,460

Use of proceeds for investment (estimated):
Used in operations (3)	$14,186,642
Acquisition of lease portfolios (4)	$87,786,692
Working capital	$1,305,126

(1)	Paid to an affiliate of our General Partner which was then remitted to third parties.

(2)	Paid to our General Partner.

(3)	Our General Partner and its affiliates were reimbursed $4,115,303 for operating expenses and asset management fees of $6,080,794.

(4)	Included are asset acquisition fees of $13,639,828 that were paid to an affiliate of our General Partner.

ITEM 6 — SELECTED FINANCIAL DATA
          The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem March 13, 2007 to be the commencement of our operations and we refer to the period from that date through December 31, 2007 as the period ended December 31, 2007 (in thousands except unit data).

	Year Ended	Period Ended
	December 31,	December 31,
	2008	2007
Revenues	$74,088	$15,816
Expenses	94,154	16,184
Equity in earnings of affiliate	1,812	—
Minority interest	600	—
Net loss	(17,654)	(368)
Distributions to partners	$9,205	$2,304
Weighted average number of limited partner units outstanding during the period	1,114,102	384,672
Net loss per weighted average limited partner unit	$(15.69)	$(0.95)

	December 31,
	2008	2007
Investment in leases and loans, net	$682,458	$499,704
Total assets	738,422	536,442
Bank debt	644,223	467,625
Partners’ capital:
General partner	(295)	(26)
Limited partners	74,914	61,879
Accumulated other comprehensive loss	(18,563)	(6,803)
Total partners’ capital	$56,056	$55,050

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. On April 24, 2008, we reached our maximum subscription of 1.2 million limited partner units for gross proceeds of $120 million.
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.
          As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Finance Receivables and Asset Quality
          Information about our portfolio of leases and loans is as follows (dollars in thousands)

	December 31,
	2008	2007
Investment in leases and loans, net	$682,458	$499,704

Number of equipment leases	60,000	56,000
Number of individual end users (a)	48,000	43,000
Average original equipment cost	$16.8	$9.9
Average initial term (in months)	43	42

States accounting for more than 10% of lease and loan portfolio:
California	16%	16%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	30%	43%
Medical equipment	12%	7%
Restaurant equipment	10%	4%
Office equipment	9%	13%
Water purification	7%	14%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	41%	35%
Retail trade	17%	11%
Transportation/Communication/Energy	10%	12%
Manufacturing	9%	12%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.
          As of December 31, 2008, the average original equipment cost increased as compared to December 31, 2007 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2008. In November 2007, we acquired a seasoned portfolio of leases from a small ticket leasing company that focuses on leases of office and water purification equipment. This portfolio carried a lower original equipment cost than the rest of our portfolio. As a result, this acquisition reduced our weighted average original equipment cost as of December 31, 2007. In addition, our General Partner made changes to its underwriting standards in 2008, which de-emphasized certain industries which had traditionally had higher original equipment costs.
          We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2008 and 2007, our outstanding debt was $644.2 million and $467.6 million, respectively.

          The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for	As of and for
	the Year	the Period
	Ended	Ended
	December 31,	December 31,	Change
	2008	2007	$	%
Investment in leases and loans before allowance for credit losses	$681,673	$494,646	$187,027	38%
Weighted average investment in leases and loans before allowance for credit losses	664,380	232,827	431,553	185%
Allowance for credit losses	10,374	1,300	9,074	698%
Non-performing assets	19,871	6,504	13,367	206%
Charge-offs, net of recoveries	$16,980	$128	$16,852	13,166%

As a percentage of finance receivables:
Allowance for credit losses	1.52%	0.26%
Non-performing assets	2.92%	1.31%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.56%	0.05%
          We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses we have been able to increase our credit standards without reducing the rate we charge on our leases and loans.
          Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
          The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-size businesses, and our General Partner anticipates that the recession will make it more difficult for some of our customers to make payments on their financings with us on a timely basis, which could result in higher delinquencies.
          Our net charge-offs increased in 2008 compared to 2007 due to the growth in size and the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          We have identified the following policies as critical to our business operations and the understanding of our results of operations.
Revenue Recognition
          Our investment in financing assets consists of direct financing leases and loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2008 and the period ended December 31, 2007.
          Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Allowance for Credit Losses
          We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Estimated Unguaranteed Residual Values of Leased Equipment
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
Impairment of Long-Lived Assets
          We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the asset exceeds their estimated fair values.
Fair Value and Effectiveness of Interest Rate Swaps.
          We account for our derivative instruments and hedging activities in accordance with SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the Financial Accounting Standards Board (“FASB”) on certain FASB Staff Implementation Issues.
          Effective January 1, 2008 we adopted SFAS 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on our financial statements as we historically have valued our derivatives at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

          Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest Rate Caps	$—	$(6)	$—	$(6)
Interest Rate Swaps	$—	$(21,145)	$—	$(21,145)
Results of Operations
          We commenced our operations on March 13, 2007.
Year Ended December 31, 2008 compared to the Period Ended December 31, 2007
          The following summarizes our results of operations for the year ended December 31, 2008 and the period ended December 31, 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings and loans	$61,632	$13,079	$48,553	371%
Rental income	3,001	793	2,208	278%
Gains on sales of equipment and lease dispositions, net	4,394	643	3,751	583%
Other	5,061	1,301	3,760	289%

	74,088	15,816	58,272	368%

Expenses:
Interest expense	44,943	10,949	33,994	310%
Depreciation on operating leases	2,484	646	1,838	285%
Provision for credit losses	26,054	1,428	24,626	1,725%
Management fees to affiliate	8,364	1,992	6,372	320%
Administrative expense reimbursed to affiliate	7,019	743	6,276	845%
General and administrative expenses	3,804	426	3,378	793%
Unrealized loss on derivative hedging activities	1,486	—	1,486	—

	94,154	16,184	77,970	482%
	(20,066)	(368)	(19,698)	5,353%
Equity in earnings of affiliate	1,812	—	1,812	—
Minority interest	600	—	600	—

Net loss	$(17,654)	$(368)	$(17,286)	4,697%

          In January 2008, we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC for $10.2 million. We accounted for LEAF Funding, LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. Equity in earnings of affiliate represents our 49% share of LEAF Funding, LLC’s income for the period we accounted for it under the equity method. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction, LEAF Funding, LLC, became a wholly-owned subsidiary and its financial results have been consolidated with our results since April 2008. In November 2008, we sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P., a fund sponsored by our General Partner, for $11.6 million. No gain or loss was recorded on this sale. Minority interest adjusts our operating results to reflect only our share of the losses of LEAF Funding, LLC.
          The increase in total revenues was primarily attributable to the following:
•	an increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $664.4 million for the year ended December 31, 2008 as compared to $232.8 million for the period ended December 31, 2007, an increase of $431.6 million (185%). This growth was driven by our General Partner’s increased sales to us, including the sale of the LEAF Funding, LLC portfolio, and marketing efforts supported by lines of financing. The increase in interest income on equipment financings is also due to increased yields on leases acquired in late 2007 and 2008.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2008 period compared to the 2007 period.

•	an increase in gains on sales of equipment. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the year ended December 31, 2008 is a gain of $1.5 million related to the sale of a pool of leases to an unrelated third party.

•	an increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
          The increase in total expenses was a result of the following:
•	an increase in interest due to our increase in average debt outstanding. Weighted average borrowings for the year ended December 31, 2008 and the period ended December 31, 2007 were $635.4 million and $214.5 million, respectively, at an effective interest rate of 6.9% and 5.1%, respectively.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

•	an increase in our provision for credit losses. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 2.92% as of December 31, 2008 as compared to 1.31% as of December 31, 2007.

•	an increase in management fees attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	an increase in administrative expenses reimbursed to affiliate due to significant growth in net assets as a result of the acquisition of LEAF Funding, LLC in April 2008.

•	an increase in general and administrative expenses due to significant growth in net assets as a result of the acquisition of LEAF Funding, LLC in April 2008.

•	an increase in unrealized loss on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into in the fourth quarter of 2008 do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at December 31, 2008 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

          The net loss per limited partner unit, after the loss allocated to our General Partner for the year ended December 31, 2008 and for the period ended December 31, 2007 was $(15.69) and $(0.95), respectively, based on a weighted average number of limited partner units outstanding of 1,114,102 and 384,672, respectively.
Liquidity and Capital Resources
          Our major sources of liquidity have been obtained by the sale of partnership units and the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from additional credit facilities.
          The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Year Ended	Period Ended
	December 31,	December 31,
	2008	2007
Net cash provided by operating activities	$7,172	$7,808
Net cash provided by (used in) investing activities	126,563	(501,135)
Net cash (used in) provided by financing activities	(136,082)	498,909

(Decrease) increase in cash	$(2,347)	$5,582

          Partners’ distributions paid for the year ended December 31, 2008 and the period ended December 31, 2007 were $9.2 million and $2.3 million, respectively. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
          Cash decreased by $2.3 million in the year ended December 31, 2008. The primary sources of cash during the period included capital raised of $39.8 million (net of offering costs) and proceeds from leases (net of leases acquired) of $135.8 million. These increases were offset by net pay downs of debt totaling $165.1 million and $11.3 million utilized to acquire the net assets of LEAF Funding, LLC (net of cash received from sale of 49% partnership interest in LEAF Funding, LLC). In addition, distributions paid for the year ended December 31, 2008 were $9.2 million.
          In April 2008, we reached our maximum subscription of 1.2 million limited partners units ($120 million).
Borrowings
          Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2008 (in thousands):

			Maximum Facility	Amount	Amount	Amount of
	Type	Maturity	Amount	Outstanding	Available(1)	Collateral(2)
WestLB	Revolving	September 2010	$250,000	$219,620	$30,380	$239,824
DZ Bank	Revolving	November 2013	150,000	138,252	11,748	154,924
Key Equipment Finance	Term	June 2013	97,086	97,086	—	110,667
Morgan Stanley/RBS	Term	November 2009	189,265	189,265	—	206,164

			$686,351	$644,223	$42,128	$711,579

(1)	Availability under these loans is subject to having sufficient eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

          In March 2009, we amended our revolving credit facility with WestLB. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on future borrowings.
          It is our intent to renew the Morgan Stanley facility prior to its maturity. The dislocation of the debt markets may cause this not to be feasible on terms favorable to us. As an alternative, we would seek to refinance the balance with a new lender.
          If we are unable to renew or refinance this facility at terms satisfactory to us and are otherwise unable to repay the amounts due, it may have adverse effect on our operations and could force us to liquidate the portfolio of commercial finance assets collateralizing these borrowings.
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
          The current tightening of the credit markets could adversely affect our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.
          To date, we have been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, which depends on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies, that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.
          We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher than expected lease and loan defaults will reduce our liquidity.
          We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a certain percentage of our portfolio of leases and loans are delinquent beyond specified grace periods.
          In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lender’s with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.
          As of December 31, 2008, we are in compliance with all such covenants under our various debt agreements.
          If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.
          As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2008, our credit evaluation indicated a need for an allowance for credit losses of $10.4 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
          The following table sets forth our obligations and commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 Year	Years	Years	Years
Bank debt	$644,223	$350,558	$215,547	$71,523	$6,595

          To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, and caps which fix the weighted average interest rates. The fair value of the swap liability and interest rate cap liability as of December 31, 2008 is $21.1 million and $6,000, respectively.
          The above table does not include expected payments related to the Repurchase Liability (defined below) as of December 31, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum exposure under the Repurchase Liability at December 31, 2008 is $259,000.
Legal Proceedings
          We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
Accounting Standards Not Yet Adopted
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us beginning January 1, 2009. We have a 51% interest in LEAF Funding, LLC and currently account for minority interest in accordance with ARB 51. Upon adoption of SFAS 160, minority interest, which is currently included in total liabilities, will be reclassified to equity. We do not expect SFAS 160 to impact our consolidated results of operations when adopted.
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the first quarter of 2009.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2008, our outstanding debt totaled $644.2 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.4%, 8.4%, 21.9%, 4.5% and 5.2% for the WestLB, Morgan Stanley Pool A, Morgan Stanley Pool B, DZ Bank and Key Equipment Finance, Inc. debt facilities, respectively. At December 31, 2008, the notional amounts of the 21 interest rate swaps were $604.2 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.
          The following sensitivity analysis table shows, at December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points

Hedging instruments
Fair value	$(30,404)	$(21,151)	$(13,643)
Change in fair value	$(9,253)	—	$7,508
Change as a percent of fair value	(44%)	—	35%
          It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our partners.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
LEAF Equipment Leasing Income Fund III, L.P. and Subsidiaries
          We have audited the accompanying consolidated balance sheets of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2008 and for the period from March 13, 2007 to December 31, 2007 (the period ended December 31, 2007). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 and for the period from March 13, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LEAF Equipment Leasing Income Fund III, L.P. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009, expressed an unqualified opinion on internal control over financial reporting.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 16, 2009

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2008	2007
ASSETS
Cash	$3,236	$5,583
Restricted cash	42,595	28,825
Accounts receivable	335	197
Investment in leases and loans, net	682,458	499,704
Deferred financing costs, net	9,418	1,947
Other assets	380	186

	$738,422	$536,442

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$644,223	$467,625
Accounts payable and accrued expenses	2,664	5,709
Other liabilities	1,275	1,016
Derivative liabilities at fair value	21,145	6,803
Due to affiliates	2,593	239
Minority interest	10,466	—

Total liabilities	682,366	481,392

Commitments and contingencies

Partners’ Capital:
General partner	(295)	(26)
Limited partners	74,914	61,879
Accumulated other comprehensive loss	(18,563)	(6,803)

Total partners’ capital	56,056	55,050

	$738,422	$536,442

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit data)

	Year Ended	Period Ended
	December	December 31,
	31, 2008	2007
Revenues:
Interest on equipment financings and loans	$61,632	$13,079
Rental income	3,001	793
Gains on sales of equipment and lease dispositions, net	4,394	643
Other	5,061	1,301

	74,088	15,816

Expenses:
Interest expense	44,943	10,949
Depreciation on operating leases	2,484	646
Provision for credit losses	26,054	1,428
Management fees to affiliate	8,364	1,992
Administrative expenses reimbursed to affiliate	7,019	743
General and administrative expenses	3,804	426
Unrealized loss on derivative hedging activities	1,486	—

	94,154	16,184

	(20,066)	(368)

Equity in earnings of affiliate	1,812	—
Minority interest	600	—

Net loss	$(17,654)	$(368)

Weighted average number of limited partner units outstanding during the period	1,114,102	384,672

Net loss per weighted average limited partner unit	$(15.69)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital
and Comprehensive Loss
For the Year Ended December 31, 2008 and the
Period Ended December 31, 2007
(in thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Loss	Capital	Loss
Balance, March 13, 2007	$1	—	$—	$—	$1
Limited Partners’ contributions	—	742,272	74,009	—	74,009
Offering costs related to the sale of Limited Partnership units	—	—	(9,485)	—	(9,485)
Cash distributions paid	(23)	—	(2,281)	—	(2,304)
Net loss	(4)	—	(364)	—	(368)	$(368)
Unrealized losses on financial derivatives	—	—	—	(6,803)	(6,803)	(6,803)

Balance, December 31, 2007	(26)	742,272	61,879	(6,803)	55,050	$(7,171)

Limited Partners’ contributions	—	457,733	45,612	—	45,612
Offering costs related to the sale of Limited Partnership units	—	—	(5,814)	—	(5,814)
Cash distributions paid	(92)	—	(9,113)	—	(9,205)
Redemption of Limited Partnership units	—	(1,937)	(173)	—	(173)
Net loss	(177)	—	(17,477)	—	(17,654)	$(17,654)
Unrealized losses on financial derivatives	—	—	—	(11,989)	(11,989)	(11,989)
Amortization of loss on financial derivatives	—	—	—	229	229	229

Balance, December 31, 2008	$(295)	1,198,068	$74,914	$(18,563)	$56,056	$(29,414)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Period Ended
	December	December 31,
	31, 2008	2007
Cash flows from operating activities:
Net loss	$(17,654)	$(368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(4,394)	(643)
Equity in earnings of affiliate	(1,812)	—
Depreciation	2,484	646
Provision for credit losses	26,054	1,428
Amortization of deferred financing costs	2,894	164
Amortization of gain on financial derivative	229	—
Amortization of interest rate caps	8	—
Loss on derivative hedging activities	1,486	—
Minority interest	(600)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(138)	(197)
Other assets	(168)	(186)
Accounts payable and accrued expenses and other liabilities	(2,913)	6,725
Due to affiliates, net	1,696	239

Net cash provided by operating activities	7,172	7,808

Cash flows from investing activities:
Purchases of leases and loans	(207,562)	(580,156)
Proceeds from leases and loans	312,641	77,740
Proceeds from sale of leases and loans to third parties	30,735	—
Security deposits collected, net of returns	2,006	1,281
Acquisition of LEAF Funding, LLC (see Note 4)	(22,890)	—
Sale of partial interest in LEAF Funding, LLC	11,633	—

Net cash provided by (used in) investing activities	126,563	(501,135)

Cash flows from financing activities:
Borrowings of bank debt	182,906	564,779
Repayment of bank debt	(347,966)	(97,154)
Decrease (increase) in restricted cash	8,388	(28,825)
Increase in deferred financing costs	(4,436)	(2,111)
Acquisition of financial derivative	(76)	—
Payment on termination of financial derivative	(5,318)	—
Limited Partners’ capital contributions	45,612	74,009
Redemption of Limited Partner’s capital	(173)	—
Payment of offering costs incurred for the sale of partnership units	(5,814)	(9,485)
Cash distributions to partners	(9,205)	(2,304)

Net cash (used in) provided by financing activities	(136,082)	498,909

(Decrease) increase in cash	(2,347)	5,582
Cash, beginning of period	5,583	1

Cash, end of year	$3,236	$5,583

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
          LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and it broke escrow on March 13, 2007. On April 24, 2008, the Fund reached its maximum subscription of 1.2 million limited partnership units for gross proceeds of $120 million.
          The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
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
          As of December 31, 2008, in addition to its 1% general partnership interest, the General Partner also invested $1.1 million for a 1.0% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          Operations of the Fund commenced on March 13, 2007 (hereafter referred to as the period ended December 31, 2007).
          The Consolidated Financial Statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund III, LLC, LEAF III A SPE, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. The Consolidated Financial Statements also include LEAF Funding, LLC, of which the Fund owns 51% as of December 31, 2008, and LEAF Funding, LLC’s wholly owned subsidiary, LEAF Capital Funding III, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
          From January 2008 to April 2008, the Fund owned a 49% interest in LEAF Funding, LLC. During this period, the Fund accounted for LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over the operating and financial decisions of this entity. In April 2008, the Fund acquired the remaining 51 % interest in LEAF Funding, LLC. In November 2008, the Fund sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P., a fund sponsored by the General Partner.
          The Fund reflects participation of other equity holders in the net assets and in the income or losses of LEAF Funding, LLC in Minority Interest in the Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Fund’s consolidated operating results to reflect only the Fund’s share of the earnings or losses of LEAF Funding, LLC. The Fund accounts for results of operations and cash flows of LEAF Funding, LLC through the latest date in which it owned a 50% or greater voting interest. If control falls below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Reclassifications
          Certain reclassifications have been made to the 2007 Consolidated Financial Statements to conform to the 2008 presentation; including:
•	Security Deposits have been reclassified to be included with Investments in Leases and Loans, Net;

•	Due from Lockbox has been reclassified to be included in Restricted Cash; and

•	Deferred Financing Costs, Net, have been reported separately from Other Assets.
The reclassification of these items had no impact on net income.
Use of Estimates
          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates— (Continued)
          Interest rate swaps and caps are recorded at fair value based on a value determined by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
Restricted Cash
          Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $4.5 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as Restricted Cash on the Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of December 31, 2008, the Fund had deposits totaling $44.1 million of which $43.6 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.
          As of December 31, 2008, 16% of the Fund’s net investment in direct financing leases and loans were located in California.
Revenue Recognition
          The Fund’s investment in financing assets consists of direct financing leases, loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition — (Continued)
monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2008 or the period ended December 31, 2007.
          Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2008 and 2007 the Fund had $19.9 million and $6.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.
Transfers of Financial Assets
          In connection with establishing its credit facilities with its banks, the Fund has formed bankruptcy remote special purpose entities through which the financings are arranged. Under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to these special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
          The Fund may sell leases to third parties. Under SFAS 140, leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as a component of gain on sales of leases and loans. See Note 6.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Derivative Instruments
          The Fund’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. The Fund has designed these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that the Fund recognize all derivatives on the balance sheet at fair value. The Fund records changes in the estimated fair value of the derivative in other comprehensive income loss to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
          Certain of the Fund’s hedges do not qualify for hedge accounting. Therefore, any changes in the fair value of these derivative instruments is recognized immediately in unrealized gain (loss) on derivatives and hedging activities. This creates volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
Income Taxes
          Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Comprehensive Income (Loss)
          Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss) are referred to as “other comprehensive income (loss)” and for the Fund only includes unrealized changes in the fair value of hedging derivatives.
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
Net Loss Per Limited Partner Unit
          Net loss per limited partner unit is computed by dividing net loss allocated to the Fund’s Limited Partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Newly Adopted Accounting Principles
          Effective January 1, 2008 the Fund adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The provisions of SFAS 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. The adoption of SFAS 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Fund. However, it did result in additional disclosures as presented in Note 10 to the Consolidated Financial Statements.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption was required for fiscal years beginning after November 15, 2007. At this time, the Fund has elected to not report any assets and liabilities using the fair value option under SFAS 159.
          In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”). FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a SPE that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The Fund has adopted this pronouncement as of October 1, 2008.
Accounting Standards Not Yet Adopted
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 (“ARB 51”)to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009. The Fund has a 51% interest in LEAF Funding, LLC and currently accounts for minority interest in accordance with ARB 51. Upon adoption of SFAS 160, minority interest, which is currently included in total liabilities, will be reclassified to equity. The Fund does not expect SFAS 160 to impact its consolidated results of operations when adopted.
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information for the year ended December 31, 2008 and the period ended December 31, 2007 are as follows (in thousands):

	Year Ended	Period Ended
	December 31, 2008	December 31, 2007

Cash paid for:
Interest	$41,874	$9,447

Non-cash activities:
Borrowings under Key Equipment Finance loan agreement	$131,425	$—

Repayment of National City line of credit	$(131,425)	$—

Borrowings under DZ Bank credit facility	$127,896	$

Repayment of Merrill Lynch credit facility	$(101,443)	$—

Acquisition of leases	$(25,896)	$—

Payment of DZ bank debt issuance costs	$(557)	$—

As discussed in Note 4, the Fund acquired assets and assumed liabilities of LEAF Funding, LLC in April 2008.
NOTE 4 — ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS
          In January 2008, the Fund acquired a 49% membership interest in LEAF Funding, LLC, an affiliate of our General Partner. The purchase price of $6.8 million represented 49% of the net equity of LEAF Funding, LLC as of the date of acquisition. The Fund also paid an asset acquisition fee of $3.4 million which represented 2% of the value of the pool of leases and loans within Funding, LLC. In April 2008, the Fund acquired the remaining 51% membership interest in LEAF Funding, LLC. The purchase price of $9.4 million represented 51% of the net equity of LEAF Funding, LLC. The Fund also paid asset acquisition fee of $3.3 million based upon the value of the remaining pool of leases and loans
          As a result of this transaction, LEAF Funding, LLC, became a wholly-owned subsidiary of the Fund and its financial results are consolidated with the results of the Fund effective April 2008. LEAF Funding, LLC comprises a portfolio of over 10,000 leases and small business loans originated by NetBank Business Finance. This portfolio was acquired by an affiliate of the General Partner in November 2007 with the intent to sell the net assets to the Fund.
          From January to April 2008, the Fund accounted for its investment in LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. The acquisition of the remaining interest did not constitute a business combination as the acquired interest did not have the elements or attributes of a business as described in paragraph 6 of Emerging Issues Task Force 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business” and Rule 11-01(d) of Regulation S-X. Accordingly, this acquisition was accounted for as an asset

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 4 — ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS — (Continued)
purchase and recorded at fair value. The following summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Restricted cash	$22,158
Investment in leases and loans, net	319,051
Debt	(315,205)
Derivative liability	(6,523)
Due to affiliate	(650)
Other assets, net	4,059

$22,890

          In November 2008, the Fund sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P., a fund sponsored by our General Partner, for $11.6 million. No gain or loss was recorded on this sale.
NOTE 5 — INVESTMENT IN LEASES AND LOANS
          The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2008	2007
Direct financing leases (a)	$402,505	$411,929
Loans (b)	279,168	82,717
Operating leases	11,159	6,358

	692,832	501,004
Allowance for credit losses	(10,374)	(1,300)

	$682,458	$499,704

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 5 — INVESTMENT IN LEASES AND LOANS — (Continued)
          The components of direct financing leases and loans are as follows (in thousands):

		December 31,
	2008		2007
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$455,309	$345,350	$463,369	$101,559
Unearned income	(55,212)	(54,548)	(56,879)	(17,806)
Residuals, net of unearned residual income(a)	9,104	—	6,708	—
Security deposits(b)	(6,696)	(11,634)	(1,269)	(1,036)

	$402,505	$279,168	$411,929	$82,717

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.
          The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2008	2007
Equipment	$14,483	$7,113
Accumulated Depreciation	(3,221)	(653)
Security deposits	(103)	(102)

	$11,159	$6,358

     The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Year Ended	Period Ended
	December 31, 2008	December 31, 2007
Allowance for credit losses, beginning of period	$1,300	$—
Provision for credit losses	26,054	1,428
Charge-offs	(17,997)	(128)
Recoveries	1,017	—

Allowance for credit losses, end of period	$10,374	$1,300

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 5 — INVESTMENT IN LEASES AND LOANS— (Continued)
          At December 31, 2008, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct
	Financing Leases	Loans	Operating Leases (a)	Total

2009	$191,383	$112,480	$4,594	$308,457
2010	133,139	92,145	3,497	228,781
2011	80,141	69,615	1,785	151,541
2012	39,109	41,854	401	81,364
2013	10,619	17,409	58	28,086
Thereafter	918	11,847	21	12,786

	$455,309	$345,350	$10,356	$811,015

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.
NOTE 6 — SALES OF LEASES AND LOANS
          During the year ended December 31, 2008, the Fund sold leases and loans to third parties. For the year ended December 31, 2008, the Fund received total net proceeds of $30.7 million on sales of leases and loans and recorded gains totaling $1.5 million which is included in “Gains on Sales of Equipment and Lease Dispositions, Net, on the Consolidated Statements of Operations.
          In connection with one sale completed during the year, the Fund agreed to repurchase delinquent leases, subject to a cap, as defined in the sale agreement (the “Repurchase Liability”). The maximum amount of delinquent leases that the Fund would have to buy under the Repurchase Liability is $337,000 based on total proceeds received of $4.5 million. With the exception of the Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due. As of December 31, 2008, the Fund had purchased $78,000 under the Repurchase Liability obligation. The Fund’s remaining purchase obligation under the Repurchase Liability as of December 31, 2008 is $259,000.
          The Fund is exposed to potential future loss under the Repurchase Liability to the extent leases it repurchases become uncollectible. The Fund estimated this potential loss using the following key assumptions: weighted average life of the portfolio, expected rate of delinquent leases subject to repurchase and the discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience with other portfolios it manages. Based on these assumptions, the fair value of the loss under the Repurchase Liability was estimated at $67,000, which was recorded as a liability and reduced the gain on the respective sale.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 7 — DEFERRED FINANCING COSTS
          As of December 31, 2008 and 2007, deferred financing costs include $9.4 million, and $1.9 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2008 and 2007 is $2.5 million and $164,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31, and thereafter are as follows (in thousands):

2009	$7,171
2010	572
2011	572
2012	572
2013	459
Thereafter	72

$9,418

NOTE 8 — BANK DEBT
          The Fund’s bank debt consists of the following (in thousands):

					December 31, 2008
							Interest rate per
						Interest rate per	annum adjusted for	December 31, 2007
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available (2)	annum per agreement	swaps (6)	Outstanding Balance
WestLB, AG (1)	Revolving	September 2010	$250,000	$219,620	$30,380	One month LIBOR + 0.95%	5.4%	$165,390
DZ Bank (1)	Revolving	November 2013	150,000	138,252	11,748	(3)	4.5%	—
Merrill Lynch Bank (1)	Term	November 2008	—	—	—	—	—	145,035
Key Equipment Finance(1)	Term	June 2013	97,086	97,086	—	One month Commercial Paper + 1.55%	5.2%	—
Morgan Stanley/RBS — A(1)	Term	November 2009	169,548	169,548	—	(4)	8.4%	—
Morgan Stanley/RBS — B(1)	Term	November 2009	19,717	19,717	—	(5)	21.9%	—
National City	Term	May 2008	—	—	—	—	—	157,200

			$686,351	$644,223	$42,128			$467,625

(1)	Collateralized by specific leases and loans and related equipment. As of December 31, 2008, $674 million of leases and loans and $38 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these loans is subject to having sufficient eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.

(3)	Interest on each borrowing is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum

(4)	The A loan has varying rates of interest as follows: (i) through the maturity date — the rate is one month LIBOR plus 4.0%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 5.00%

(5)	The class B loan has varying rates of interest as follows: (i) through the maturity date — the rate is one month LIBOR plus 17.5%; and (ii) from and after maturity date or during any event of default, the rate is one month LIBOR plus 20.0%

(6)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 8 — DEBT — (Continued)
          In November 2008, the Fund amended the Morgan Stanley/Royal Bank of Scotland A and B facilities to extend the maturity date on the facility to November 2009.
          In November 2008, the Fund refinanced the balance of the Merrill Lynch facility with Deutsche Zentral-Genossenschaftsbank (DZ Bank). On November 24, 2008, the Fund repaid on its maturity date, the outstanding balance of $101.4 million owed under the Merrill Lynch Facility.
          The Fund is subject to certain financial covenants related to the Fund’s debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of our portfolio of leases and loans are delinquent in payment beyond acceptable grace periods.
          In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lender’s information about the financial viability of the entities that service the Fund’s portfolio. These entities include RAI, LEAF Financial Corporation (“LEAF”) and certain other affiliates involved in the sourcing and servicing of the Fund’s portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all LEAF managed entities.
          As of December 31, 2008, the Fund is in compliance with all such covenants under it various debt agreements.
          In March 2009, the Fund amended its revolving credit facility with WestLB AG. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts the Fund’s borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on future borrowings.
          Debt repayments
          Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2009	$350,558
2010	127,722
2011	87,825
2012	52,767
2013	18,756
Thereafter	6,595

$644,223

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 9 — DERIVATIVE INSTRUMENTS
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
          Before entering into a derivative transaction for hedging purposes, the Fund determines whether a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by U.S. GAAP is recognized in the consolidated statements of operations.
          There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
          At December 31, 2008, the notional amount of the 21 interest rate swaps and caps were $604.2 million. For the year ended December 31, 2008 and the period ended December 31, 2007, the Fund had unrealized losses of $12.0 million and $6.8 million, respectively, on these interest rate swaps, which is included in accumulated other comprehensive loss. Certain of the Fund’s hedges do not qualify for hedge accounting. For the year ended December 31, 2008, the Fund had unrealized losses of $1.5 million related to these interest rate swaps which is included in Unrealized Loss on Derivative Hedging Activities in the Consolidated Statements of Operations. Assuming market rates remain constant with the rates as of December 31, 2008, $7.3 million of the $18.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.
NOTE 10 — FAIR VALUE MEASUREMENT
          For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.
          It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 10 — FAIR VALUE MEASUREMENT — (Continued)
          Effective January 1, 2008 the Fund adopted SFAS 157, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
•	Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
          As discussed in Note 9, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
          Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value

Liabilities
Interest Rate Caps	$—	$(6)	$—	$(6)
Interest Rate Swaps	$—	$(21,145)	$—	$(21,145)

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 11 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and will pay the General Partner or its affiliate’s fees to manage the fund.
          The General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, received an organization and offering allowance of 3% of the offering proceeds raised. This amount included reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of Partnership units.
          Chadwick received an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2008.
          The General Partner receives a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.
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
          The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the year ended December 31, 2008 and period ended December 31, 2007.
          The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the year ended December 31, 2008 and the period ended December 31, 2007.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 11 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES — (Continued)
          The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Year Ended	Period Ended
	December 31,	December 31,
	2008	2007
Acquisition fees	$10,613	$11,107
Management fees	8,364	1,992
Administrative expenses	7,019	743
Organization and offering expense allowance	1,371	2,220
Underwriting fees	4,443	7,265
          Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
          The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or operations.
NOTE 13 — SUBSEQUENT EVENT
          As discussed in Note 8, the Fund amended its credit agreement with WestLB in March 2009.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management’s Report on Internal Control over Financial Reporting
          Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.
          Our independent registered public accounting firm, Grant Thornton, LLP, audited our internal control over financial reporting as of December 31, 2008. Their report, dated March 16, 2009, expressed an unqualified opinion on our internal control over financial reporting. Their report is included following this Item 9A.
Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
LEAF Equipment Leasing Income Fund III, L.P. and Subsidiaries
We have audited LEAF Equipment Leasing Income Fund III, L.P. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, LEAF Equipment Leasing Income Fund III, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2008 and for the period from March 13, 2007 to December 31, 2007, and our report dated March 16, 2009, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 16, 2009
ITEM 9B — OTHER INFORMATION
     NONE

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Our General Partner manages our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or operations or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.
          As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, our General Partner’s personnel manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Name	Age	Position
Crit S. DeMent	56	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	49	President, Chief Operating Officer, Director and Secretary
Jonathan Z. Cohen	38	Director
Steven J. Kessler	66	Director
Robert K. Moskovitz	52	Chief Financial Officer, Treasurer, and Assistant Secretary
David H. English	58	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	46	Executive Vice President — Investment Programs
Tonya L. Zweier	38	Chief Accounting Officer
Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President — Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.
Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002, and Secretary of LEAF Financial since March 2008. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006 and Secretary since March 2008, and as Senior Vice President and a Director of LEAF Funding since January 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.
Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust managed by us) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice

Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.
Steven J. Kessler has been a director of LEAF Asset Management since it was formed in August 2006. Mr. Kessler also serves, or has served, in the following positions with Resource America: Executive Vice President since 2005, Chief Financial Officer since 1997, and Senior Vice President from 1997 to 2005. Before joining Resource America, Mr. Kessler was Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. From 1983 to 1993, Mr. Kessler worked for Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Prior to 1993, Mr. Kessler was a Partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants. Mr. Kessler also served as Trustee of GMH Communities Trust (a publicly-traded specialty housing real estate investment trust) from 2004 until its sale in June 2008.
Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial since September 2004 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, Treasurer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.
David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, as President and a Director of LEAF Funding since May 2003. From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.
Daniel G. Courtney has been Executive Vice President — Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President — Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President — Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner and the dealer-manager of this offering. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003 Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.
Tonya L. Zweier has been Chief Accounting Officer of LEAF Financial since April 2008 and Chief Accounting Officer of LEAF Asset Management since August 2008. She has over sixteen years of experience in various financial and accounting roles. Before joining LEAF Financial, Ms. Zweier was the Chief Financial Officer of Acsis, Inc. (a supply chain software and solutions provider) from 2006 to 2008. From 1996 to 2006, she served in variety of roles at Safeguard Scientifics, Inc. (a publicly-traded venture capital company focused on acquiring technology companies and accelerating their growth), most recently as Vice President and Corporate Controller.

Prior to joining Safeguard, Ms. Zweier was a Manager in the audit practice of KPMG LLP. Ms. Zweier is a Certified Public Accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.
Code of Business Conduct and Ethics
          Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.
ITEM 11 — EXECUTIVE COMPENSATION
          We do not have, and do not expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
(a)	We had approximately 2,520 limited partners as of December 31, 2008.

(b)	In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2008, our General Partner owned 11,568 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          For the year ended December 31, 2008, we were charged management fees by our General Partner of $8.4 million. Our General Partner will continue to receive 2% or 4% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8.5% per year on the aggregate amount paid for their units.
          Our General Partner may also receive up to 3% of the proceeds from the sale of our equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8.5% cumulative compounded priority return.
          Our General Partner applies distributable cash first at 1% to our General Partner and 99% to our limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if our General Partner elects not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to our limited partners. For the year ended December 31, 2008, our General Partner received cash distributions of $92,000. Our General Partner also holds a 1.0% limited partner interest in us and, as a limited partner, was paid cash distributions of $98,000 for the year ended December 31, 2008.
          Our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance did not cover underwriting fees, sales commissions, or reimbursement of bona fide accountable due diligence expenses of selling dealers. Organization and offering expenses reimbursed to the General Partner for the period year ended December 31, 2008 was $1.4 million.
          Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the year ended December 31, 2008 were $10.6 million.
          For the year ended December 31, 2008, we reimbursed our General Partner and its affiliate’s administrative expenses of $7.0 million.
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
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $342,041 and $41,000 in the years ending December 31, 2008 and 2007, respectively.
          Audit-Related Fees. We did not incur fees in 2008 for other services not included above.
          Tax Fees. We did not incur fees in 2008 for other services not included above.
          All Other Fees. We did not incur fees in 2008 for other services not included above.
          Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
          Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this Annual Report on Form 10-K:
          1. Financial Statements
               The financial statements required by this Item are set forth in Item 8 — “Financial Statements and Supplementary Data.”
          2. Financial Statement Schedules
               Schedule II — Valuation and Qualifying Accounts
          3. Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)

10.2	Receivables Loan and Security Agreement, dated as of November 21, 2008, among LEAF III C SPE, LLC, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, U.S. Bank, National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)

10.3	Seventh Amendment to the Receivables Loan and Security Agreement dated as of November 13, 2008, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)

10.4	Secured Loan Agreement dated as of June 19, 2007 among LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB AG, New York Branch (2)

10.5	Amendment No. 1 to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (3)

10.6	Amendment No. 2 to Secured Loan Agreement dated as of December 21, 2007 among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (3)

10.7	Amendment No. 4 to Secured Loan Agreement dated as of June 1, 2008, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (5)

10.8	Amendment No. 5 to Secured Loan Agreement dated as of March 6, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC

10.9	Loan and Security Agreement among LEAF III B SPE, LLC, U.S. Bank National Association and Key Equipment Finance Inc., dated as of May 30, 2008 (5)

10.10	Membership Interest Purchase Agreement dated as of April 22, 2008 between LEAF Funding, Inc. and LEAF Equipment Leasing Income Fund III, L.P. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K dated as of April 28, 2008 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. A Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

	By:	/s/ CRIT S. DEMENT
March 16, 2009		Crit S. Dement
Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent Crit S. Dement	Chairman of the Board and Chief Executive Officer of the General Partner	March 16, 2009

/s/ Miles Herman Miles Herman	President, Chief Operating Officer and Director of the General Partner	March 16, 2009

/s/ Robert K. Moskovitz Robert K. Moskovitz	Chief Financial Officer and Treasurer of the General Partner	March 16, 2009

/s/ Tonya L. Zweier Tonya L. Zweier	Chief Accounting Officer of the General Partner	March 16, 2009

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Director of the General Partner	March 16, 2009

/s/ Steven J. Kessler Steven J. Kessler	Director of the General Partner	March 16, 2009

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

		Additions Charged	Amounts Written Off
	Balance at	to Costs and	Against the	Balance at End of
	Beginning of Year	Expenses	Allowance	Year
Allowance for credit losses:
December 31, 2008	$1,300	$26,054	$(16,480)	$10,374
December 31, 2007	$—	$1,428	$(128)	$1,300