Form 10-Q
period 2009-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2009-05-15
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53174
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$1,310	$3,236
Restricted cash	39,759	42,595
Accounts receivable	279	335
Investment in leases and loans, net	644,568	682,458
Deferred financing costs, net	8,746	9,418
Investment in affiliated leasing partnership	280	—
Other assets	413	380

	$695,355	$738,422

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$605,894	$644,223
Accounts payable and accrued expenses	2,680	2,664
Other liabilities	1,299	1,275
Derivative liabilities at fair value	18,227	21,145
Due to affiliates	7,503	2,593

Total liabilities	635,603	671,900

Commitments and contingencies

Partners’ Capital:
General partner	(374)	(295)
Limited partners	66,950	74,914
Accumulated other comprehensive loss	(17,395)	(18,563)

Total LEAF III partners’ capital	49,181	56,056
Noncontrolling interest	10,571	10,466

Total partners’ capital	59,752	66,522

Total liabilities and partners’ capital	$695,355	$738,422

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest on equipment financings	$15,570	$10,576
Rental income	1,119	525
Gains on sales of equipment and lease dispositions, net	276	450
Other	1,250	1,220

	18,215	12,771

Expenses:
Interest expense	12,957	7,533
Depreciation on operating leases	922	430
Provision for credit losses	6,222	1,470
Management fees to affiliate	1,703	1,773
Administrative expenses reimbursed to affiliate	1,712	1,066
General and administrative expenses	1,527	689
Unrealized gains on derivative hedging activities	(169)	—

	24,874	12,961

Loss before equity in earnings of affiliate	(6,659)	(190)
Equity in earnings of affiliate	—	1,221

Net (loss) income	(6,659)	1,031
Less: Net loss attributable to the noncontrolling interest	1,200	—

Net (loss) income attributable to LEAF III	$(5,459)	$1,031

Weighted average number of limited partner units outstanding during the period	1,197,902	881,508

Net (loss) income per weighted average limited partner unit	$(4.51)	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Partners’ Capital
For the Three Months Ended March 31, 2009
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	LEAF III		Total
	Partner	Limited Partners		Comprehensive	Partners’	Noncontrolling	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Interest	Capital	Income (Loss)
Balance, January 1, 2009	$(295)	1,198,068	$74,914	$(18,563)	$56,056	$10,466	$66,522	—

Cash distributions	(25)	—	(2,511)	—	(2,536)	—	(2,536)	—

Redemption of limited partnership units	—	(552)	(48)	—	(48)	—	(48)	—
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	735	735	—

Comprehensive Loss:

Net loss	(54)	—	(5,405)	—	(5,459)	(1,200)	(6,659)	$(6,659)

Unrealized gains on financial derivatives	—	—	—	906	906	570	1,476	1,476

Amortization of loss on financial derivative	—	—	—	262	262	—	262	262

Other comprehensive income	—	—	—	—	—	—		1,738

Comprehensive loss								(4,921)
Comprehensive loss attributable to noncontrolling interest								630

Comprehensive loss attributable to LEAF III								$(4,291)

Balance, March 31, 2009	$(374)	1,197,516	$66,950	$(17,395)	$49,181	$10,571	$59,752

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to LEAF III	$(6,659)	$1,031
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(276)	(450)
Equity in earnings of affiliate	—	(1,221)
Depreciation	922	430
Provision for credit losses	6,222	1,470
Amortization of deferred financing costs	1,987	60
Amortization of loss on financial derivative	262	—
Amortization of interest rate caps	4	—
Gains on derivative hedging activities	(169)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	56	(2)
Other assets	(26)	32
Accounts payable and accrued expenses and other liabilities	23	(1,505)
Due to affiliates, net	4,910	2,698

Net cash provided by operating activities	7,256	2,543

Cash flows from investing activities:
Purchases of leases and loans	(36,867)	(80,460)
Proceeds from leases and loans	67,686	50,362
Security deposits returned, net of collected	(1,064)	397
Acquisition of LEAF Funding, LLC	—	(10,206)
Investment in LEAF Funds JV2 (see note 2)	(280)	—

Net cash provided by (used in) investing activities	29,475	(39,907)

Cash flows from financing activities:
Borrowings of bank debt	32,841	68,341
Repayment of bank debt	(71,170)	(50,620)
Decrease (increase) in restricted cash	2,836	(178)
Increase in deferred financing costs	(1,315)	(8)
Limited Partners’ capital contributions	—	29,076
Redemption of Limited Partner’s capital	(48)	—
Payment of offering costs incurred for the sale of partnership units	—	(3,707)
Cash distributions to partners	(2,536)	(1,682)
Issuance of subsidiary shares to noncontrolling interest	735	—

Net cash (used in) provided by financing activities	(38,657)	41,222

(Decrease) increase in cash	(1,926)	3,858
Cash, beginning of period	3,236	5,583

Cash, end of period	$1,310	$9,441

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2009
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
          LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”). The General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and it broke escrow on March 13, 2007. On April 24, 2008, the Fund reached its maximum subscription of 1.2 million limited partnership units for gross proceeds of $120 million.
          The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
          As of March 31, 2009, in addition to its 1% general partnership interest, the General Partner also invested $1.1 million for a 1% limited partnership interest in the Fund. The Fund is managed by the General Partner.
          The consolidated financial statements and notes thereto as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund III, LLC, LEAF III A SPE, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. The consolidated financial statements also include LEAF Funding, LLC, of which the Fund owns a 51% membership interest as of March 31, 2009, and LEAF Funding, LLC’s wholly owned subsidiary, LEAF Capital Funding III, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
          From January 2008 to April 2008, the Fund owned a 49% interest in LEAF Funding, LLC. During this period, the Fund accounted for LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over the operating and financial decisions of this entity. In April 2008, the Fund acquired the remaining 51% interest in LEAF Funding, LLC. In November 2008, the Fund sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), a fund sponsored by the General Partner.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Basis of Presentation — (Continued)
          In March 2009, the Fund entered into an agreement with LEAF 4, to form LEAF Funds Joint Venture 2 (“LEAF Funds JV2”). As of March 31, 2009, the Fund invested $280,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.
Newly Adopted Accounting Principles
          On January 1, 2009, the Fund adopted Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No 51 (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the deconsolidated entity that should be reported as equity in the consolidated financial statements. It also (1) changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and (2) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Any noncontrolling interest resulting from the consolidation of a less-than-wholly-owned subsidiary beginning January 1, 2009 is accounted for in accordance with SFAS 160. The adoption of SFAS 160 did not have a material impact on the Fund’s consolidated financial position or consolidated results of operation; however, it did have an impact on the presentation of noncontrolling interests, formerly known as “minority interest,” in the Fund’s consolidated financial statements.
          In March 2008, the Fund adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of SFAS 161 had no impact on the Fund’s consolidated financial statements.
NOTE 3 — INVESTMENT IN LEASES AND LOANS
          The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Direct financing leases	$382,442	$402,505
Loans	263,307	279,168
Operating leases	11,509	11,159

	657,258	692,832
Allowance for credit losses	(12,690)	(10,374)

	$644,568	$682,458

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 3 — INVESTMENT IN LEASES AND LOANS — (Continued)
          The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$434,648	$325,215	$455,309	$345,350
Unearned income	(51,783)	(53,407)	(55,212)	(54,548)
Residuals, net of unearned residual income	9,491	—	9,104	—
Security deposits	(9,914)	(8,501)	(6,696)	(11,634)

	$382,442	$263,307	$402,505	$279,168

          The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Equipment	$15,784	$14,483
Accumulated depreciation	(4,160)	(3,221)
Security deposits	(115)	(103)

	$11,509	$11,159

          The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Allowance for credit losses, beginning of period	$10,374	$1,300
Provision for credit losses	6,222	1,470
Charge-offs	(4,261)	(1,220)
Recoveries	355	—

Allowance for credit losses, end of period	$12,690	$1,550

          The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2009 and December 31, 2008, the Fund had $26.6 million and $19.9 million, respectively, of leases and loans on non-accrual status.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 4 — BANK DEBT
          The Fund’s bank debt consists of the following (in thousands):

			March 31, 2009
						Interest
						rate per
						annum	December 31,
						adjusted	2008
			Amount of	Outstanding	Available	for swaps	Outstanding
	Type	Maturity Date	Facility	Balance	(2)	(3)	Balance
WestLB, AG (1)	Revolving	September 2010	$250,000	$208,448	$41,552	5.4%	$219,620
DZ Bank (1)	Revolving	November 2013	150,000	148,847	1,153	4.3%	138,252
Key Equipment Finance(1)	Term	June 2013	86,548	86,548	—	5.2%	97,086
Morgan Stanley/RBS — A(1)	Term	November 2009	142,335	142,335	—	8.4%	169,548
Morgan Stanley/RBS — B(1)	Term	November 2009	19,716	19,716	—	21.9%	19,717

			$648,599	$605,894	$42,705		$644,223

(1)	Collateralized by specific leases and loans and related equipment. As of March 31, 2009, $639 million of leases and loans and $36 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.
          The Fund is subject to financial covenants under its debt facilities, including minimum tangible net worth, maximum leverage ratios and portfolio delinquency, that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of the Fund’s portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of the Fund’s General Partner and the servicer of the Fund’s portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services the Fund’s portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as the Fund’s servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities.
          The Morgan Stanley/RBS facility also includes a covenant related to the tangible net worth of RAI, the parent company of the Fund’s general partner, which requires RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. The Fund is in compliance with all other covenants under its debt facilities.
          The Fund has entered into an agreement with Morgan Stanley/RBS (the “Lenders”) that they will forbear with respect to the aforementioned covenant until May 28, 2009, while the Fund continues its discussions to address this covenant on a permanent basis. The discussions may result in changes to repayment terms, or additional fees. While it is the Fund’s expectation that it will be able to reach agreement with the Lenders, there can be no assurance the Fund will be able to do so. The Lender’s recourse under this facility is limited to the leases, loans and restricted cash pledged as collateral. If the Fund does not renegotiate this covenant, the Fund may be required to liquidate portfolio investments pledged as collateral under the Morgan Stanley/RBS facility. If required, liquidating the pledged collateral to pay down the debt and settle the related interest rate swaps could be at prices lower than the carrying value of these portfolio investments, which could result in recognition of losses by the Fund. The Fund does, however, expect to complete the negotiations with the Lenders and expect to maintain compliance with the covenants. As of March 31, 2009, $162.1 million was outstanding under this facility and $181.3 million of leases, loans and restricted cash were pledged as collateral.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 4 — BANK DEBT — (Continued)
Debt repayments
          Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2010	$326,446
2011	124,683
2012	85,679
2013	49,141
2014	14,440
Thereafter	5,505

$605,894

NOTE 5 — DERIVATIVE INSTRUMENTS
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS — (Continued)
          There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
          The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and on the Consolidated Statement of Operations for the three months ended March 31, 2009 (in thousands):

Fair Value of Derivative Instruments as of March 31, 2009
	Notional		Fair
	Amount	Balance Sheet Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate cap contracts	$5,228	Other assets	$1
Interest rate swap contracts	422,668	Derivative liabilities at fair value	(15,865)

	427,896	Accumulated Other Comprehensive Loss	$(12,566)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap contracts	135,327	Derivative liabilities at fair value	$(2,362)

	$563,223

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2009
	Notional		Fair
	Amount	Statement of Operations Location	Value
Derivatives not designated as hedging instruments under SFAS 133
		Unrealized gains on derivative
Interest rate swap contracts	$135,327	hedging activities	$169
          The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three months ended March 31, 2009, $265,000 was recognized into interest expense. As of March 31, 2009, the unamortized balance of $4.8 million is included in Accumulated Other Comprehensive Loss.
          Assuming market rates remain constant with the rates as of March 31, 2009, $10.7 million of the $17.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 6 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliate fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Acquisition fees	$726	$4,850
Management fees	1,703	1,773
Administrative expenses	1,712	1,066
Organization and offering expense allowance	—	873
Underwriting fees	—	2,834
          Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.
          Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases, or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
          Administrative Fees. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          Organization and Offering Expense Allowance. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance of 3% of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units. Chadwick was paid an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through March 31, 2008.
          Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
          In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at March 31, 2009 is $206,000.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2008. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
          We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (our “General Partner”). Our General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. On April 24, 2008, we reached our maximum subscription of 1.2 million limited partner units for gross proceeds of $120 million.
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
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

Finance Receivables and Asset Quality
     Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Investment in leases and loans, net	$644,568	$682,458

Number of contracts	60,500	60,000
Number of individual end users (a)	48,900	48,000
Average original equipment cost	$16.9	$16.8
Average initial term (in months)	48	43

States accounting for more than 10% of lease and loan portfolio:
California	15%	16%

Types of equipment accounting for more than 10% of our portfolio:
Industrial equipment	35%	30%
Medical equipment	12%	12%
Office equipment	10%	9%
Restaurant Equipment	10%	10%

Types of business accounting for more than 10% of our portfolio:
Services	41%	41%
Retail Trade	18%	17%
Transportation/Communication/Energy	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2009 and December 31, 2008, our outstanding debt was $605.9 million and $644.2 million, respectively.

     The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

					As of and for the
	As of and for the				Year Ended
	Three Months Ended March 31,				December 31,
			Change
	2009	2008	$	%	2008
Investment in direct financing leases and loans before allowance for credit losses	$645,749	$526,552	$119,197	23%	$681,673

Weighted average investment in leases and loans before allowance for credit losses	653,494	508,365	145,129	29%	664,380

Allowance for credit losses	12,690	1,550	11,140	719%	10,374

Non-performing assets	26,612	9,552	17,060	179%	19,871

Charge-offs, net of recoveries	$3,906	$1,220	$2,686	220%	$16,980

As a percentage of finance receivables:

Allowance for credit losses	1.97%	0.29%			1.52%

Non-performing assets	4.12%	1.81%			2.92%

As a percentage of weighted average finance receivables:

Charge-offs, net of recoveries	0.60%	0.24%			2.56%
     We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner and LEAF Financial, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses we have been able to increase our credit standards without reducing the rates we charge on our leases and loans.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
     The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at March 31, 2009, compared to March 31, 2008.
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
     Our net charge-offs increased in the three months ended March 31, 2009 compared to 2008 due to the growth in size and the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and for the fair value and effectiveness of interest rate swaps and caps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Results of Operations
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$15,570	$10,576	$4,994	47%
Rental income	1,119	525	594	113%
Gains on sales of equipment and lease dispositions, net	276	450	(174)	(39)%
Other	1,250	1,220	30	2%

	18,215	12,771	5,444	43%

Expenses:
Interest expense	12,957	7,533	5,424	72%
Depreciation on operating leases	922	430	492	114%
Provision for credit losses	6,222	1,470	4,752	323%
Management fees to affiliate	1,703	1,773	(70)	(4)%
Administrative expenses reimbursed to affiliate	1,712	1,066	646	61%
General and administrative expenses	1,527	689	838	122%
Unrealized gain on derivative hedging activities	(169)	—	(169)	—

	24,874	12,961	11,913	92%

Loss before equity in earnings of affiliate	(6,659)	(190)	(6,469)	3,405%
Equity in earnings of affiliate	—	1,221	(1,221)	(100)%

Net (loss) income	(6,659)	1,031	(7,690)	(746)%
Less: Net loss attributable to the noncontrolling interest	1,200	—	1,200	—%

Net (loss) income attributable to LEAF III	$(5,459)	$1,031	$(6,490)	(629)%

     In January 2008, we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC. We accounted for LEAF Funding, LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. Equity in earnings of affiliate represents our 49% share of LEAF Funding, LLC’s income for the period we accounted for it under the equity method. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction, LEAF Funding, LLC, became a wholly-owned subsidiary and its financial results have been consolidated with our results since April 2008. In November 2008, we sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P., a fund sponsored by our General Partner.
     The increase in total revenues was primarily attributable to the following:
•	an increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $653.5 million for the three months ended March 31, 2009 as compared to $508.4 million for the three months ended March 31, 2008, an increase of $145.1 million (29%). This growth was driven by our General Partner’s increased sales to us, including the sale of the LEAF Funding, LLC portfolio, and marketing efforts supported by lines of financing. The increase in interest income on equipment financings is also due to increased yields on leases acquired in 2008.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.
     The increase in total expenses was a result of the following:
•	an increase in interest due to our increase in average debt outstanding and an increase in the effective interest rate due to a $1.9 million increase in debt issuance costs. Weighted average borrowings for the three months ended March 31, 2009 and 2008 were $619.3 million and $476.6 million, respectively, at an effective interest rate (excluding debt issuance cost amortization) of 7.1% and 6.3%, respectively.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases, when compared to the three months ended March 31, 2008.

•	an increase in our provision for credit losses. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 4.12% as of March 31, 2009 as compared to 2.92% as of December 31, 2008 and 1.81% at March 31, 2008.

•	an increase in administrative expenses reimbursed to affiliate and general and administrative expenses due to significant growth in net assets as a result of the acquisition of LEAF Funding, LLC in April 2008.
     These increases were partially offset by:
•	an unrealized gain on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative meets effectiveness tests and qualifies for hedge accounting, we report the change in fair value directly to equity. Certain of our hedges entered into in the fourth quarter of 2008 do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These gains are based on the value of the derivative contracts at March 31, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not meet the criteria for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
     The net (loss) income per limited partner unit, after the net (loss) income allocated to our General Partner for the three months ended March 31, 2009 and 2008 was $(4.51) and $1.16, respectively, based on a weighted average number of limited partner units outstanding of 1,197,902 and 881,508, respectively.

Liquidity and Capital Resources
     Our major sources of liquidity are obtained by the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from additional credit facilities.
The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$7,256	$2,543
Net cash provided by (used in) investing activities	29,475	(39,907)
Net cash (used in) provided by financing activities	(38,657)	41,222

(Decrease) increase in cash	$(1,926)	$3,858

     Partners’ distributions paid for the three months ended March 31, 2009 and 2008 were $2.5 million and $1.7 million, respectively. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
     Cash decreased by $1.9 million in the three months ended March 31, 2009. The primary sources of cash during the period include proceeds from leases (net of leases acquired) of $30.8 million. These increases were offset by net pay downs of debt totaling $38.3 million. In addition, increases in amounts due to related parties were $4.9 million.
     Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of March 31, 2009 (in thousands):

			Maximum Facility	Amount	Amount	Amount of
	Type	Maturity	Amount	Outstanding	Available(1)	Collateral(2)
WestLB	Revolving	September 2010	$250,000	$208,448	$41,552	$229,308
DZ Bank	Revolving	November 2013	150,000	148,847	1,153	164,287
Key Equipment Finance	Term	June 2013	86,548	86,548	—	99,584
Morgan Stanley/RBS	Term	November 2009	162,051	162,051	—	181,263

			$648,599	$605,894	$42,705	$674,442

(1)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.
     It is our intent to renew or refinance the Morgan Stanley/RBS facility prior to its maturity. The dislocation of the debt markets may cause this not to be feasible on terms favorable to us. As an alternative, we would seek to refinance the balance with a new lender. If we are unable to renew or refinance this facility at terms satisfactory to us and are otherwise unable to repay the amounts due, it may have adverse effects on our operations and could force us to liquidate the portfolio of commercial finance assets collateralizing these borrowings.

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
     We are subject to financial covenants under our debt facilities, including minimum tangible net worth, maximum leverage ratios and portfolio delinquency, that are intended to measure our financial viability, limit the amount we can borrow based on measuring our debt to net worth and measure performance of our portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of our General Partner and the servicer of our portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as our servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities.
     The Morgan Stanley/RBS facility also includes a covenant related to the tangible net worth of RAI, the parent company of our general partner, which requires RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. We are in compliance with all other covenants under our debt facilities.
     We have entered into an agreement with Morgan Stanley/RBS (the “Lenders”) that they will forbear with respect to the aforementioned covenant until May 28, 2009, while we continue our discussions to address this covenant on a permanent basis. The discussions may result in changes to repayment terms, or additional fees. While it is our expectation that we will be able to reach agreement with the Lenders, there can be no assurance we will be able to do so. The Lender’s recourse under this facility is limited to the leases, loans and restricted cash pledged as collateral. If we do not renegotiate this covenant, we may be required to liquidate portfolio investments pledged as collateral under the Morgan Stanley/RBS facility. If required, liquidating the pledged collateral to pay down the debt and settle the related interest rate swaps could be at prices lower than the carrying value of these portfolio investments, which could result in recognition of losses by us. We do, however, expect to complete the negotiations with the Lenders and expect to maintain compliance with the covenants. As of March 31, 2009, $162.1 million was outstanding under this facility and $181.3 million of leases, loans and restricted cash were pledged as collateral.
     If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

     As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $12.7 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less than	1 — 3	4 — 5	After 5
	Total	1 Year	Years	Years	Years
Bank debt (1)	$605,894	$326,446	$210,362	$63,581	$5,505

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2009: Less than 1 year: $26.1 million; 1-3 years: $16.2 million; 4-5 years: $2.3 million; and after 5 years: $131,000. The fair value of the swap liability and interest rate cap asset as of March 31, 2009 is $18.2 million and $2,000, respectively.
     The above table does not include expected payments related to the Repurchase Liability (defined below) as of March 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at March 31, 2009 is $206,000.
Legal Proceedings
     We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2009, our outstanding bank debt totaled $605.9 million which consisted of variable rate debt. To mitigate interest rate risk on the variable bank rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates as follows: WestLB (5.4%), Morgan Stanley Pool A (8.4%), Morgan Stanley Pool B (21.9%), DZ Bank (4.3%) and Key Equipment Finance (5.2%). At March 31, 2009, the notional amounts of the 22 interest rate swaps and caps were $563.2 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.
     The following sensitivity analysis table shows, at March 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall of 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points
Hedging instruments
Fair value	$(27,010)	$(18,226)	$(11,817)
Change in fair value	$(8,784)	—	$6,409
Change as a percent of fair value	(48%)	—	35%
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
ITEM 4 — CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 — EXHIBITS

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc.

10.2	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, N.A., Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, and Morgan Stanley Capital Services Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

By: LEAF Asset Management, LLC, its General Partner

May 15, 2009	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer

May 15, 2009	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer

May 15, 2009	/s/ Tonya L. Zweier TONYA L. ZWEIER
Chief Accounting Officer