Form 10-Q
period 2009-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2009-08-10
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$188	$3,236
Restricted cash	38,937	42,595
Accounts receivable	444	335
Investment in leases and loans, net	582,695	682,458
Deferred financing costs, net	6,614	9,418
Investment in affiliated leasing partnership	382	—
Other assets	454	380

	$629,714	$738,422

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$546,503	$644,223
Accounts payable and accrued expenses	1,919	2,664
Other liabilities	1,268	1,275
Derivative liabilities at fair value	14,339	21,145
Due to affiliates	11,136	2,593

Total liabilities	575,165	671,900

Commitments and contingencies
Partners’ Capital:
General partner	(445)	(295)
Limited partners	59,891	74,914
Accumulated other comprehensive loss	(14,771)	(18,563)

Total LEAF III partners’ capital	44,675	56,056
Noncontrolling interest	9,874	10,466

Total partners’ capital	54,549	66,522

Total liabilities and partners’ capital	$629,714	$738,422

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$14,353	$17,104	$29,923	$27,680
Rental income	1,181	640	2,300	1,165
Gains on sales of equipment and lease dispositions, net	435	2,470	711	2,920
Other	1,224	1,356	2,474	2,576

	17,193	21,570	35,408	34,341

Expenses:
Interest expense	11,877	11,799	24,141	19,332
Losses on derivative hedging activities	81	—	605	—
Depreciation on operating leases	986	527	1,908	957
Provision for credit losses	5,323	8,402	11,545	9,872
General and administrative expenses	1,443	968	2,970	1,657
Administrative expenses reimbursed to affiliate	1,742	2,306	3,454	3,372
Management fees to affiliate	1,692	2,316	3,395	4,089

	23,144	26,318	48,018	39,279

Loss before equity in earnings of affiliate	(5,951)	(4,748)	(12,610)	(4,938)
Equity in earnings of affiliate	—	591	—	1,812

Net loss	(5,951)	(4,157)	(12,610)	(3,126)
Less: Net loss attributable to noncontrolling interest	1,490	—	2,690	—

Net loss attributable to LEAF III	$(4,461)	$(4,157)	$(9,920)	$(3,126)

Weighted average number of limited partner units outstanding during the period	1,196,970	1,175,426	1,197,433	1,028,526

Net loss per weighted average limited partner unit	$(3.69)	$(3.50)	$(8.20)	$(3.01)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Six Months Ended June 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	LEAF III Partners’	Noncontrolling	Total Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Capital	Interest	Capital	(Loss) Income
Balance, January 1, 2009	$(295)	1,198,068	$74,914	$(18,563)	$56,056	$10,466	$66,522	—
Cash distributions	(51)		(5,076)	—	(5,127)	—	(5,127)
Redemption of limited partnership units	—	(1,437)	(126)	—	(126)	—	(126)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	980	980
Comprehensive Loss:
Net loss	(99)	—	(9,821)	—	(9,920)	(2,690)	(12,610)	$(12,610)

Unrealized gains on financial derivatives	—	—	—	3,262	3,262	1,118	4,380	4,380
Amortization of loss on financial derivative	—	—	—	530	530	—	530	530

Other comprehensive income	—	—	—	—	—	—	—	4,910

Comprehensive loss	—	—	—	—	—	—	—	(7,700)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	1,572

Comprehensive loss attributable to LEAF III	—	—	—	—	—	—	—	$(6,128)

Balance, June 30, 2009	$(445)	1,196,631	$59,891	$(14,771)	$44,675	$9,874	$54,549

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to LEAF III	$(9,920)	$(3,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	(2,690)	—
Gains on sales of equipment and lease dispositions, net	(711)	(2,920)
Equity in earnings of affiliate	—	(1,812)
Depreciation	1,908	957
Provision for credit losses	11,545	9,872
Amortization of deferred financing costs	4,163	626
Amortization of loss on financial derivative	530	20
Amortization of interest rate caps	4	—
Unrealized gains on derivative hedging activities	(803)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(109)	(50)
Other assets	56	(439)
Accounts payable and accrued expenses and other liabilities	(774)	(2,627)
Due to affiliates, net	8,543	3,324

Net cash provided by operating activities	11,742	3,825

Cash flows from investing activities:
Purchases of leases and loans	(47,938)	(143,573)
Proceeds from leases and loans	135,435	137,132
Proceeds from sale of leases to third parties	—	23,759
Security deposits returned, net of collected	(2,211)	2,295
Acquisition of LEAF Funding, LLC	—	(22,882)
Investment in LEAF Funds JV2 (see note 2)	(382)	—

Net cash provided by (used in) investing activities	84,904	(3,269)

Cash flows from financing activities:
Borrowings of bank debt	42,208	138,585
Repayment of bank debt	(139,928)	(177,679)
Decrease in restricted cash	3,658	1,098
Increase in deferred financing costs	(1,359)	(952)
Acquisition of financial derivative	—	(76)
Payment on termination of financial derivative	—	(1,220)
Limited Partners’ capital contributions	—	45,624
Redemption of Limited Partner’s capital	(126)	(25)
Payment of offering costs related to the sale of partnership units	—	(5,814)
Cash distributions to partners	(5,127)	(4,053)
Issuance of subsidiary shares to noncontrolling interest	980	—

Net cash used in financing activities	(99,694)	(4,512)

Decrease in cash	(3,048)	(3,956)
Cash, beginning of period	3,236	5,583

Cash, end of period	$188	$1,627

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

As of June 30, 2009, in addition to its 1% general partnership interest, the General Partner also invested $1.1 million for a 1% limited partnership interest in the Fund. The Fund is managed by the General Partner.

The consolidated financial statements and notes thereto as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund III, LLC, LEAF III A SPE, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. The consolidated financial statements also include LEAF Funding, LLC, of which the Fund owns a 51% membership interest as of June 30, 2009, and LEAF Funding, LLC’s wholly owned subsidiary, LEAF Capital Funding III, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Basis of Presentation – (Continued)

In March 2009, the Fund entered into an agreement with LEAF 4, to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). As of June 30, 2009, the Fund invested $382,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

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

On January 1, 2009, the Fund adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of SFAS 161 had no impact on the Fund’s financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted SFAS 165 for the quarter ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Fund’s financial position or results of operations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Direct financing leases	$343,884	$402,505
Loans	240,017	279,168
Operating leases	10,954	11,159

	594,855	692,832
Allowance for credit losses	(12,160)	(10,374)

	$582,695	$682,458

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$384,483	$293,546	$453,508	$344,050
Unearned income	(45,390)	(47,265)	(55,212)	(54,539)
Residuals, net of unearned residual income	9,384	—	9,104	—
Security deposits	(4,593)	(6,264)	(4,895)	(10,343)

	$343,884	$240,017	$402,505	$279,168

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment	$16,240	$14,483
Accumulated depreciation	(5,176)	(3,221)
Security deposits	(110)	(103)

	$10,954	$11,159

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$12,690	$1,550	$10,374	$1,300
Provision for credit losses	5,323	8,402	11,545	9,872
Charge-offs	(6,437)	(6,684)	(10,697)	(7,904)
Recoveries	584	82	938	82

Allowance for credit losses, end of period	$12,160	$3,350	$12,160	$3,350

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of June 30, 2009 and December 31, 2008, the Fund had $27.8 million and $19.9 million, respectively, of leases and loans on non-accrual status.

NOTE 4 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity Date	June 30, 2009				December 31, 2008 Outstanding Balance
			Amount of Facility	Outstanding Balance	Available (2)	Interest rate per annum adjusted for swaps (3)
WestLB AG (1)	Revolving	(4)	$220,000	$186,899	$33,101	5.4%	$219,620
DZ Bank (1)	Revolving	November 2013	150,000	145,133	4,867	4.2%	138,252
Key Equipment Finance(1)	Term	June 2013	74,780	74,780	—	5.2%	97,086
Morgan Stanley/RBS - A(1)	Term	November 2009	120,474	120,474	—	8.4%	169,548
Morgan Stanley/RBS - B(1)	Term	November 2009	19,217	19,217	—	21.9%	19,717

			$584,471	$546,503	$37,968		$644,223

(1)	Collateralized by specific leases and loans and related equipment. As of June 30, 2009, $577.8 million of leases and loans and $33.6 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the LIBOR-component of the interest rate. This rate reflects the weighted average fixed rate.

(4)	If the WestLB facility is not extended at the time of renewal (June 2010), the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases loans pledged as collateral. Therefore, the cash flow of the Fund would not be negatively impacted.

In 2009, the Fund amended its revolving credit facility with WestLB AG. These amendments change certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility increased to LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009. In addition, the amendments reduced the availability under the facility to $220 million and adjusted the Fund’s borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings.

The Fund is subject to financial covenants under its debt facilities, including minimum tangible net worth, maximum leverage ratios and portfolio delinquency, that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of the Fund’s portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of the Fund’s General Partner and the servicer of the Fund’s

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 4 – BANK DEBT– (Continued)

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

The Morgan Stanley/RBS facility also includes a covenant related to the tangible net worth of RAI, the parent company of the Fund’s general partner, which required RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. The Fund entered into an amendment and waiver agreement with Morgan Stanley/RBS dated as of June 18, 2009. This agreement lowered RAI’s minimum tangible net worth threshold and irrevocably waives any covenant failures that would have resulted from RAI’s tangible net worth being below the previous threshold. In addition, the agreement eliminated a covenant requiring the servicer or its affiliates to maintain certain available lines of credit. The agreement also favorably modified a covenant related to portfolio delinquency. In addition, the Fund agreed to pay down an aggregate of $2.5 million of principal owed to the Class B Lenders over the next six months. Such payments are scheduled to occur on a monthly basis.

As of June 30, 2009, the Fund is in compliance with the covenants under its debt facilities.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30 and thereafter, are as follows (in thousands):

2010	$294,887
2011	115,568
2012	106,018
2013	22,199
2014	6,014
Thereafter	1,817

$546,503

NOTE 5 – DERIVATIVE INSTRUMENTS

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, $376 million notional of which are designated and qualify as cash flow hedges and $136 million related to the DZ Bank facility which are economic hedges but do not meet the strict hedge accounting requirements of SFAS 133 and are therefore undesignated as of June 30, 2009. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in Accumulated Other Comprehensive Loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $14.7 million. As of June 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $14.7 million.

Before entering into a derivative transaction for hedging purposes, the Fund determines whether a high degree of initial effectiveness exists between the change in the value of the hedged forecasted transactions and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative is expected to provide a high degree of offset against changes in the value of the hedged forecasted transactions caused by changes in interest rate risk. The Fund measures the effectiveness of each cash flow hedge throughout the hedge period. Any hedge ineffectiveness on cash flow hedging relationships, as defined by U.S. GAAP is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate cap contracts	$4,514	Other assets	$5
Interest rate swap contracts	371,809	Derivative liabilities at fair value	(12,495)

	376,323

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap contracts	136,203	Derivative liabilities at fair value	$(1,844)

	$512,526

Derivatives designated as Cash Flow Hedging Relationships under SFAS 133	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	June 30, 2009			June 30, 2009
Interest Rate Products	$4,725	$9,890	Interest expense	$(2,369)	$(6,628)

Derivatives not designated as hedging instruments under SFAS 133	Notional Amount	Statement of Operations Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate swap contracts	$136,203	Losses on derivative hedging activities	$(81)	$(605)

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three and six months ended June 30, 2009, $265,000 and $530,000, respectively and for the three and six months ended June 30, 2008, $20,000 was recognized into interest expense, respectively. As of June 30, 2009, the unamortized balance of $4.6 million is included in Accumulated Other Comprehensive Loss.

Assuming market rates remain constant with the rates as of June 30, 2009, $7.6 million of the $10.2 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 6 - FAIR VALUE MEASUREMENT

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

•	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 6 - FAIR VALUE MEASUREMENT – (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Caps and Swaps	$—	$5	$—	$5
Interest Rate Swaps	$—	$(14,339)	$—	$(14,339)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliate fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Acquisition fees	$218	$4,381	$945	$9,231
Management fees	1,692	2,316	3,395	4,089
Administrative expenses	1,742	2,306	3,454	3,372
Organization and offering expense allowance	—	499	—	1,371
Underwriting fees	—	1,611	—	4,443

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

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

Organization and Offering Expense Allowance. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance of 3% of the offering proceeds raised. This amount included reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units. Chadwick was paid an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through June 30, 2009.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES – (Continued)

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at June 30, 2009 is $184,000. The Fund has recorded a liability of $49,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through August 10, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or disclosure in the unaudited consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Investment in leases and loans, net	$582,695	$682,458
Number of contracts	57,800	60,000
Number of individual end users (a)	46,300	48,000
Average original equipment cost	$17.2	$16.8
Average initial term (in months)	49	43
States accounting for more than 10% of lease and loan portfolio:
California	16%	16%
Types of equipment accounting for 10% or more of our portfolio:
Industrial equipment	34%	30%
Medical equipment	12%	12%
Office equipment	10%	9%
Restaurant equipment	10%	10%
Types of business accounting for 10% or more of our portfolio:
Services	41%	41%
Retail Trade	18%	17%
Transportation/Communication/Energy	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2009 and December 31, 2008, our outstanding debt was $546.5 million and $644.2 million, respectively.

The performance of our lease and loan portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Six Months Ended June 30,				As of and for the Year Ended December 31,
	2009	2008	Change		2008
			$	%
Investment in direct financing leases and loans before allowance for credit losses	$583,901	$797,994	$(214,093)	(27%)	$681,673
Weighted average investment in leases and loans before allowance for credit losses	633,967	627,555	6,412	1%	664,380
Allowance for credit losses	12,160	3,350	8,810	263%	10,374
Non-performing assets	27,835	12,379	15,456	125%	19,871
Charge-offs, net of recoveries	$9,759	$7,822	$1,937	25%	$16,980
As a percentage of finance receivables:
Allowance for credit losses	2.08%	0.42%			1.52%
Non-performing assets	4.77%	1.55%			2.92%
As a percentage of weighted average finance receivables: Charge-offs, net of recoveries	1.54%	1.25%			2.56%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at June 30, 2009, compared to June 30, 2008.

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

Our net charge-offs increased in the three and six months ended June 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$14,353	$17,104	$(2,751)	(16%)
Rental income	1,181	640	541	85%
Gains on sales of equipment and lease dispositions, net	435	2,470	(2,035)	(82%)
Other	1,224	1,356	(132)	(10%)

	17,193	21,570	(4,377)	(20%)

Expenses:
Interest expense	11,877	11,799	78	1%
Losses on derivative hedging activities	81	—	81	—%
Depreciation on operating leases	986	527	459	87%
Provision for credit losses	5,323	8,402	(3,079)	(37%)
General and administrative expenses	1,443	968	475	49%
Administrative expenses reimbursed to affiliate	1,742	2,306	(564)	(24%)
Management fees to affiliate	1,692	2,316	(624)	(27%)

	23,144	26,318	(3,174)	(12%)

Loss before equity in earnings of affiliate	(5,951)	(4,748)	(1,203)	25%
Equity in earnings of affiliate	—	591	(591)	(100%)

Net loss	(5,951)	(4,157)	(1,794)	43%
Less: Net loss attributable to noncontrolling interest	1,490	—	1,490	—%

Net loss attributable to LEAF III	$(4,461)	$(4,157)	$(304)	7%

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

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $613.7 million for the three months ended June 30, 2009 as compared to $746.7 million for the three months ended June 30, 2008, a decrease of $133.0 million (18%). This decrease was partially offset by increased yields on leases acquired in 2008. We rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. Our Key Bank and Morgan Stanley/RBS debt facilities are both term facilities, which are contractually repaid over a period of time and we are not able to borrow additional amounts as we make payments. Our WestLB and DZ Bank debt facilities are revolving debt facilities that allow us to borrow additional amounts as we make payments. The decrease in our weighted average net investment was due to the run-off of our term facilities, which exceeded our current borrowing availability.

•

a decrease in gains on sale of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the 2008 period is a gain of $1.9 million related to the sale of a pool of leases to an unrelated third party.

These decreases were partially offset by:

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

The decrease in total expenses was a result of the following:

•	a decrease in our provision for credit losses. Our allowance for credit losses is as follows:

	Three Months Ended June 30,
	2009	2008
Allowance for credit losses, beginning of period	$12,690	$1,550
Provision for credit losses	5,323	8,402
Charge-offs	(6,437)	(6,684)
Recoveries	584	82

Allowance for credit losses, end of period	$12,160	$3,350

Investment in direct financing leases and loans before allowance for credit losses	$583,901	$797,994
Non-performing assets	27,835	12,379
Non-performing assets as a percentage of investment	4.77%	1.55%

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets.

•

a decrease in administrative expenses reimbursed to affiliate. Administrative expenses decreased in 2009 when compared to 2008 due to a reduction in our net investment, as adjusted for the amount of net investment owned by non-controlling interests.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets. Management fees are paid based on lease payments received, adjusted for payments received on contracts in which non-controlling shareholders own an interest.

These decreases were partially offset by:

•

an increase in interest expense. This increase was due to a decrease in average debt outstanding offset by an increase in the effective interest rate due to the amortization of a $1.4 million increase in debt issuance costs. Weighted average borrowings for the three months ended June 30, 2009 and 2008 were $579.8 million and $711.8 million, respectively, at an effective interest rate (excluding debt issuance cost amortization) of 7.2% and 6.3%, respectively. Included in the effective interest rate calculation is $715,000 of realized expenses on swaps that is included in “Losses on derivative hedging activities” on the Statements of Operations.

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Since certain of our hedges do not qualify for hedge accounting, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities in our Consolidated Statement of Operations. The gains recorded in the three and six months ended June 30, 2009 are based on the value of the derivative contracts at June 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not meet the criteria for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases, when compared to 2008.

•

an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. Legal costs increased to $674,000 in the 2009 period, and increase of $323,000 (92%) over the 2008 period. We expect the increase in legal costs will result in future recoveries of credit losses.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the three months ended June 30, 2009 and 2008 was $(3.69) and $(3.50), respectively, based on a weighted average number of limited partner units outstanding of 1,196,970 and 1,175,426, respectively.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$29,923	$27,680	$2,243	8%
Rental income	2,300	1,165	1,135	97%
Gains on sales of equipment and lease dispositions, net	711	2,920	(2,209)	(76%)
Other	2,474	2,576	(102)	(4%)

	35,408	34,341	1,067	3%

Expenses:
Interest expense	24,141	19,332	4,809	25%
Losses on derivative hedging activities	605	—	605	—%
Depreciation on operating leases	1,908	957	951	99%
Provision for credit losses	11,545	9,872	1,673	17%
General and administrative expenses	2,970	1,657	1,313	79%
Administrative expenses reimbursed to affiliate	3,454	3,372	82	2%
Management fees to affiliate	3,395	4,089	(694)	(17%)

	48,018	39,279	8,739	22%

Loss before equity in earnings of affiliate	(12,610)	(4,938)	(7,672)	155%
Equity in earnings of affiliate	—	1,812	(1,812)	(100%)

Net loss	(12,610)	(3,126)	(9,484)	303%
Less: Net loss attributable to noncontrolling interest	2,690	—	2,690	—%

Net loss attributable to LEAF III	$(9,920)	$(3,126)	$(6,794)	217%

The increase in total revenues was primarily attributable to the following:

•

an increase in interest income on equipment financings. The increase in interest income on equipment financings is due to increased yields on leases acquired in 2008. Our weighted average net investment in financing assets increased to $634.0 million for the six months ended June 30, 2009 as compared to $627.6 million for the six months ended June 30, 2008, an increase of $6.4 million (1%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

These increases were partially offset by:

•

a decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the three months ended June 30, 2008 is a gain of $1.9 million related to the sale of a pool of leases to an unrelated third party.

The increase in total expenses was a result of the following:

•

increases in interest expense. Weighted average borrowings for the six months ended June 30, 2009 and 2008 were $599.4 million and $594.2 million, respectively, at an effective interest rate (excluding debt issuance cost amortization) of 7.1% and 5.3%, respectively. These increases in interest expense are due to our increase in average debt outstanding and an increase in the effective interest rate due to a $1.4 million increase in debt issuance costs. Included in the effective interest rate calculation is $1.4 million of realized expenses on swaps that is included in “Losses on derivative hedging activities” on the Statement of Operations.

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Since certain of our hedges do not qualify for hedge accounting, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities in our Consolidated Statement of Operations. The gains recorded in the three and six months ended June 30, 2009 are based on the value of the derivative contracts at June 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not meet the criteria for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases, when compared to the six months ended June 30, 2008.

•	an increase in our provision for credit losses Our allowance for credit losses is as follows:

	Six Months Ended June 30,
	2009	2008
Allowance for credit losses, beginning of period	$10,374	$1,300
Provision for credit losses	11,545	9,872
Charge-offs	(10,697)	(7,904)
Recoveries	938	82

Allowance for credit losses, end of period	$12,160	$3,350

Investment in direct financing leases and loans before allowance for credit losses	$583,901	$797,994
Non-performing assets	27,835	12,379
Non-performing assets as a percentage of investment	4.77%	1.55%

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets.

•

an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. Legal costs increased to $1.2 million in the 2009 period, and increase of $728,000 (144%) over the 2008 period. We expect the increase in legal costs will result in future recoveries of credit losses.

These increases were partially offset by:

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets as adjusted for the amount of net investment owned by non-controlling interests. Management fees are paid based on lease payments received, adjusted for payments received on contracts in which non-controlling shareholders own an interest.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the six months ended June 30, 2009 and 2008 was $(8.20) and $(3.01), respectively, based on a weighted average number of limited partner units outstanding of 1,197,433 and 1,028,526, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$11,742	$3,825
Net cash provided by (used in) investing activities	84,904	(3,269)
Net cash used in financing activities	(99,694)	(4,512)

Decrease in cash	$(3,048)	$(3,956)

Partners’ distributions paid for the six months ended June 30, 2009 and 2008 were $5.1 million and $4.1 million, respectively. Distributions to limited partners were 8.5% of invested capital for both periods. However, there can be no assurance we will continue to make distributions at this rate.

Cash decreased by $3.0 million in the six months ended June 30, 2009. The primary sources of cash during the period include proceeds from leases (net of leases acquired) of $87.5 million. In addition, amounts due to related parties increased by $8.5 million. These increases were more than offset by net pay downs of debt totaling $97.7 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of June 30, 2009 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available(1)	Amount of Collateral(2)
WestLB	Revolving	(3)	$220,000	$186,899	$33,101	$210,230
DZ Bank	Revolving	November 2013	150,000	145,133	4,867	156,566
Key Equipment Finance	Term	June 2013	74,780	74,780	—	86,115
Morgan Stanley/RBS	Term	November 2009	139,691	139,691	—	158,510

			$584,471	$546,503	$37,968	$611,421

(1)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

(3)	If the WestLB facility is not extended at the time of renewal (June 2010), we would not be required to make full repayment at the time of renewal. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In 2009, we amended our revolving credit facility with WestLB AG. These amendments change certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility increased to LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009. In addition, the amendments reduced the availability under the facility to $220 million and adjusted our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings.

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

In addition, the Morgan Stanley/RBS facility also includes a covenant related to the tangible net worth of RAI, the parent company of our General Partner, which required RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. We entered into an amendment and waiver agreement with Morgan Stanley/RBS dated as of June 18, 2009. This agreement lowered RAI’s minimum tangible net worth threshold and irrevocably waives any covenant failures that would have resulted from RAI’s tangible net worth being below the previous threshold. In addition, the agreement eliminated a covenant requiring the servicer or its affiliates to maintain certain available lines of credit. The agreement also favorably modified a covenant related to portfolio delinquency. In addition, we agreed to pay down an aggregate of $2.5 million of principal owed to the Class B Lenders over the next six months. Such payments are scheduled to occur on a monthly basis.

As of June 30, 2009, we are in compliance with all other covenants under our debt facilities.

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

Our liquidity is affected by our ability to leverage our portfolio through the use of debt facilities. Our ability to obtain debt financing needed to execute our investment strategies has been impacted by the continued tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

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

As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $12.2 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of June 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$546,503	$294,887	$221,586	$28,213	$1,817

(1)

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2009: Less than 1 year: $23.4 million; 1-3 years: $13.5 million; 4-5 years: $1.3 million; and after 5 years: $48,000.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of June 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at June 30, 2009 is $184,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2009, our outstanding bank debt totaled $546.5 million which consisted of variable rate debt. To mitigate interest rate risk on the variable bank rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates as follows: WestLB (5.4%), Morgan Stanley Pool A (8.4%), Morgan Stanley Pool B (21.9%), DZ Bank (4.2%) and Key Equipment Finance (5.2%). At June 30, 2009, the notional amounts of the 23 interest rate swaps and caps were $512.5 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at June 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall of 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(21,431)	$(14,218)	$(8,495)
Change in fair value	$(7,213)		$5,723
Change as a percent of fair value	(51%)		40%

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (2)

10.2	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, N.A., Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, and Morgan Stanley Capital Services Inc. (2)

10.3	Eighth Amendment to the Receivables Loan and Security Agreement dated as of June 18, 2009, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)

10.4	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

	By:	LEAF Asset Management, LLC, its General Partner

August 10, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 10, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 10, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer