Form 10-Q
period 2009-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2009-11-16
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$463	$3,236
Restricted cash	26,754	42,595
Accounts receivable	440	335
Investment in leases and loans, net	383,079	682,458
Deferred financing costs, net	3,796	9,418
Investment in affiliated leasing partnerships	1,035	—
Other assets	423	380

	$415,990	$738,422

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$359,160	$644,223
Accounts payable and accrued expenses	1,462	2,664
Other liabilities	938	1,275
Derivative liabilities at fair value	9,444	21,145
Due to affiliates	7,076	2,593

Total liabilities	378,080	671,900

Commitments and contingencies
Partners’ Capital:
General partner	(541)	(295)
Limited partners	50,459	74,914
Accumulated other comprehensive loss	(12,008)	(18,563)

Total LEAF III partners’ capital	37,910	56,056
Noncontrolling interest	—	10,466

Total partners’ capital	37,910	66,522

Total liabilities and partners’ capital	$415,990	$738,422

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$11,463	$17,619	$41,386	$45,299
Rental income	1,206	804	3,506	1,969
Gains on sales of equipment and lease dispositions, net	178	690	889	3,610
Other	933	1,048	3,407	3,624

	13,780	20,161	49,188	54,502

Expenses:
Interest expense	8,581	12,573	32,722	31,905
Losses on derivative hedging activities	914	—	1,519	—
Depreciation on operating leases	997	671	2,905	1,628
Provision for credit losses	6,637	8,612	18,182	18,484
General and administrative expenses	1,320	1,014	4,290	2,671
Administrative expenses reimbursed to affiliate	1,370	1,965	4,824	5,337
Management fees to affiliate	1,430	2,203	4,825	6,292

	21,249	27,038	69,267	66,317

Loss before equity in (loss) earnings of affiliate	(7,469)	(6,877)	(20,079)	(11,815)
Equity in (loss) earnings of affiliate	(40)	—	(40)	1,812

Net loss	(7,509)	(6,877)	(20,119)	(10,003)
Less: Net loss attributable to noncontrolling interest	571	—	3,261	—

Net loss attributable to LEAF III	$(6,938)	$(6,877)	$(16,858)	$(10,003)

Weighted average number of limited partner units outstanding during the period	1,196,631	1,199,200	1,197,163	1,085,832

Net loss per weighted average limited partner unit	$(5.74)	$(5.68)	$(13.94)	$(9.12)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner Amount	Limited Partners		Accumulated Other Comprehensive (Loss) Income	LEAF III Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital	Comprehensive (Loss) Income
		Units	Amount
Balance, January 1, 2009	$(295)	1,198,068	$74,914	$(18,563)	$56,056	$10,466	$66,522	—
Cash distributions	(77)		(7,640)	—	(7,717)	—	(7,717)
Redemption of limited partnership units	—	(1,437)	(126)	—	(126)	—	(126)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	1,225	1,225
Comprehensive Loss:
Net loss	(169)	—	(16,689)	—	(16,858)	(3,261)	(20,119)	$(20,119)

Unrealized gains on financial derivatives	—	—	—	2,981	2,981	1,346	4,327	4,327
Amortization of loss on financial derivative	—	—	—	795	795	—	795	795

Other comprehensive income	—	—	—	—	—	—	—	5,122

Comprehensive loss	—	—	—	—	—	—	—	(14,997)
Deconsolidation of LEAF Funding, LLC	—	—	—	2,779	2,779	(9,776)	(6,997)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	1,915

Comprehensive loss attributable to LEAF III	—	—	—	—	—	—	—	$(13,082)

Balance, September 30, 2009	$(541)	1,196,631	$50,459	$(12,008)	$37,910	$—	$37,910

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to LEAF III	$(16,858)	$(10,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	(3,261)	—
Gains on sales of equipment and lease dispositions, net	(889)	(3,610)
Equity in (loss) earnings of affiliate	40	(1,812)
Depreciation on operating leases	2,905	1,628
Provision for credit losses	18,182	18,484
Amortization of deferred financing costs	5,694	1,264
Amortization of loss on financial derivative	795	80
Amortization of interest rate caps	8	—
Unrealized gains on derivative hedging activities	(619)	—
Changes in operating assets and liabilities, net of effect of deconsolidation of Funding, LLC and acquisition:
Accounts receivable	(122)	(110)
Other assets	(154)	(573)
Accounts payable and accrued expenses and other liabilities	(870)	(3,378)
Due to affiliates, net	5,585	4,724

Net cash provided by operating activities	10,436	6,694

Cash flows from investing activities:
Purchases of leases and loans	(48,761)	(152,276)
Proceeds from leases and loans	188,637	208,273
Proceeds from sale of leases to third parties	—	30,735
Security deposits returned, net of collected	(2,101)	3,159
Acquisition of LEAF Funding, LLC	—	(22,890)
Investment in LEAF Funds JV2	(428)	—
Proceeds from sale of interest in LEAF Funding, LLC, net of cash sold	8,382	—

Net cash provided by investing activities	145,729	67,001

Cash flows from financing activities:
Borrowings of bank debt	42,208	157,282
Repayment of bank debt	(201,055)	(273,715)
Decrease in restricted cash	7,925	6,786
Increase in deferred financing costs	(1,398)	(952)
Acquisition of financial derivative	—	(76)
Payment on termination of financial derivative	—	(1,220)
Limited Partners’ capital contributions	—	45,624
Redemption of Limited Partner’s capital	(126)	(113)
Payment of offering costs related to the sale of partnership units	—	(5,814)
Cash distributions to partners	(7,717)	(6,653)
Issuance of subsidiary shares to noncontrolling interest	1,225	—

Net cash used in financing activities	(158,938)	(78,851)

Decrease in cash	(2,773)	(5,156)
Cash, beginning of period	3,236	5,583

Cash, end of period	$463	$427

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (the “Fund” or “LEAF III”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”). The General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and it broke escrow on March 13, 2007. On April 24, 2008, the Fund reached its maximum subscription of 1.2 million limited partnership units for gross proceeds of $120.0 million.

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

As of September 30, 2009, in addition to its 1% general partnership interest, the General Partner invested $1.1 million for a 1% limited partnership interest in the Fund. The Fund is managed by the General Partner.

The consolidated financial statements and notes thereto as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund III, LLC, LEAF III A SPE, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

From January 2008 to April 2008, the Fund owned a 49% interest in LEAF Funding, LLC. During this period, the Fund accounted for LEAF Funding, LLC under the equity method of accounting since the Fund had the ability to exercise significant influence over the operating and financial decisions of this entity. In April 2008, the Fund acquired the remaining 51% interest in LEAF Funding, LLC. In November 2008, the Fund sold a 49% interest in LEAF Funding, LLC to LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), a fund sponsored by the General Partner. As of December 31, 2008, the Fund owned 51% of LEAF Funding, LLC.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Basis of Presentation – (Continued)

In August 2009, the Fund sold an additional interest of approximately 47% in LEAF Funding, LLC to LEAF 4. Effective August 2009, the Fund no longer consolidates LEAF Funding, LLC due to its approximate 4% ownership interest and accounts for its interest in LEAF Funding, LLC under the equity method of accounting as of August 31, 2009. The impact of the deconsolidation of LEAF Funding, LLC on the Fund’s consolidated balance sheet was as follows (in millions):

Increase (Decrease)
Cash	$(0.1)
Restricted Cash	(7.9)
Investment in leases and loans, net	(138.6)
Deferred financing costs, net	(1.3)
Investment in affiliated leasing partnerships	0.6
Other assets	(0.1)

Total assets	$(147.4)

Bank debt	$(126.2)
Accounts payable and accrued expenses	(0.3)
Other liabilities	(0.4)
Derivative liabilities at fair value	(3.9)
Due to affiliates	(1.1)

Total liabilities	$(131.9)

Noncontrolling interest	(9.8)
Accumulated other comprehensive loss	2.8

Total partners’ capital	(7.0)

Total liabilities and partner’s capital	$(138.9)

In March 2009, the Fund entered into an agreement with LEAF 4 to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through September 30, 2009, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

Newly Adopted Accounting Principles

On January 1, 2009, the Fund adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the deconsolidated entity that should be reported as equity in the consolidated financial statements. It also (1) changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and (2) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This guidance was applied prospectively, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. Any noncontrolling interest resulting from the consolidation of a less-than-wholly-owned subsidiary beginning January 1, 2009 is accounted for in accordance with the revised guidance. The adoption of this guidance did not have a material impact on the Fund’s

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles – (Continued)

consolidated financial position or consolidated results of operations; however, it did have an impact on the presentation of noncontrolling interests, formerly known as “minority interest,” in the Fund’s consolidated financial statements.

On January 1, 2009, the Fund adopted amended guidance issued by the FASB relating to disclosures about derivative instruments and hedging activities. This amended guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

In April 2009, the FASB issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

In April 2009, the FASB issued amended guidance relating to interim disclosures about the fair value of financial instruments. The amended guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Direct financing leases	$272,188	$402,505
Loans	110,988	279,168
Operating leases	10,183	11,159

	393,359	692,832
Allowance for credit losses	(10,280)	(10,374)

	$383,079	$682,458

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$301,538	$132,004	$453,508	$344,050
Unearned income	(38,670)	(19,421)	(55,212)	(54,539)
Residuals, net of unearned residual income	10,450	—	9,104	—
Security deposits	(1,130)	(1,595)	(4,895)	(10,343)

	$272,188	$110,988	$402,505	$279,168

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Equipment	$16,524	$14,483
Accumulated depreciation	(6,231)	(3,221)
Security deposits	(110)	(103)

	$10,183	$11,159

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$12,160	$3,350	$10,374	$1,300
Provision for credit losses	6,637	8,612	18,182	18,484
Charge-offs	(5,607)	(3,350)	(16,304)	(11,254)
Recoveries	360	388	1,298	470
Deconsolidation of LEAF Funding, LLC	(3,270)	—	(3,270)	—

Allowance for credit losses, end of period	$10,280	$9,000	$10,280	$9,000

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of September 30, 2009 and December 31, 2008, the Fund had $22.2 million and $19.9 million, respectively, of leases and loans on non-accrual status.

NOTE 4 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity Date	September 30, 2009
			Amount of Facility	Outstanding Balance	Available (2)	Interest rate per annum adjusted for swaps (3)	December 31, 2008 Outstanding Balance
WestLB AG (1)	Revolving	June 2010 (4)	$220,000	$164,627	$55,373	5.3%	$219,620
DZ Bank (1)	Revolving	November 2013	150,000	130,840	19,160	4.2%
Key Equipment Finance (1)	Term	June 2013	63,693	63,693	—	5.2%	97,086
Morgan Stanley/RBS - A (5)	—	—	—	—	—	—%	169,548
Morgan Stanley/RBS - B (5)	—	—	—	—	—	—%	19,717

			$433,693	$359,160	$74,533		$644,223

(1)	Collateralized by specific leases and loans and related equipment. As of September 30, 2009, $380.4 million of leases and loans and $24.5 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
(2)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.
(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the LIBOR-component of the interest rate. This rate reflects the weighted average fixed rate.
(4)	If the WestLB facility is not extended at the time of renewal (June 2010), the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.
(5)	Balance at September 30, 2009 is zero due to the deconsolidation of LEAF Funding, LLC.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 4 – BANK DEBT– (Continued)

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

As of September 30, 2009, the Fund is in compliance with the covenants under its debt facilities, except for the minimum tangible net worth covenant under the DZ Bank revolving credit facility (the “DZ Bank Facility”). As of September 30, 2009, $130.8 million was outstanding under the DZ Bank Facility. Recourse under the DZ Bank Facility is limited to the amount of collateral pledged, which was $141.6 million as of September 30, 2009 plus 5% or $6.5 million of the outstanding debt balance.

DZ Bank has provided the Fund with a waiver of this covenant through December 12, 2009, and the Fund has agreed to not borrow any additional amounts under the DZ Bank Facility, while the parties negotiate an amendment to the debt agreement. Although the Fund expects to amend the debt agreement, there can be no assurance that such amendment will be executed. If such amendment is not executed, all amounts owed under the credit facility could become immediately due and payable upon expiration of the waiver and written notice from DZ Bank.

As of October 31, 2009, the Fund was not in compliance with the managed annualized default ratio under the WestLB loan agreement. In addition, during the month of October 2009, the portfolio delinquency rate increased and, as a result of such increase, additional principal payments will become due and payable on November 21, 2009 if the Fund does not receive the waiver described below. The Fund does not expect to have the ability to fund such principal payments, which would result in an event of default under the WestLB facility. As of October 31, 2009, $158.7 million was outstanding under the WestLB facility. Recourse under the WestLB facility is limited to the amount of collateral pledged, which was $183.8 million as of October 31, 2009.

The Fund has requested a waiver from WestLB with respect to the managed annualized default ratio and portfolio delinquency rate covenants. Although the Fund expects to obtain such waiver, there can be no assurance that such waiver will be executed. If not executed, all amounts owed under the WestLB facility could become immediately due and payable if the bank declares a default, which could also create defaults under other debt facilities.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended September 30 and thereafter, are as follows (in thousands):

2010	$139,868
2011	105,115
2012	68,186
2013	32,719
2014	11,949
Thereafter	1,323

$359,160

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

September 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, $211.8 million notional of which are designated and qualify as cash flow hedges and $122.8 million related to the DZ Bank facility which are economic hedges but do not meet the strict hedge accounting requirements and are therefore undesignated as of September 30, 2009. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $9.7 million. As of September 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $9.7 million.

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

September 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 and on the consolidated statement of operations for the three and nine months ended September 30, 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	$3,855	Other assets	$4
Interest rate swap contracts	207,987	Derivative liabilities at fair value	(7,532)

	211,842

Derivatives not designated as hedging instruments
Interest rate swap contracts	122,820	Derivative liabilities at fair value	$(1,912)

	$334,662

	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2009			September 30, 2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$3,516	$7,413	Interest expense	$(3,093)	$(9,721)

	Notional Amount	Statement of Operations Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments
Interest rate swap contracts	$122,820	Losses on derivative hedging activities	$(914)	$(1,519)

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in accumulated other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three and nine months ended September 30, 2009, $265,000 and $795,000, respectively, was recognized in accumulated other comprehensive loss and for the three and nine months ended September 30, 2008, $60,000 and $80,000, respectively, was recognized in interest expense. As of September 30, 2009, the unamortized balance of $4.3 million is included in accumulated other comprehensive loss.

Assuming market rates remain constant with the rates as of September 30, 2009, $5.8 million of the $7.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s leases and loans. They are comprised of a large number of transactions with commercial customers in different businesses, may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT – (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Interest rate cap	$—	$4	$—	$4
Interest rate swaps	$—	$(9,444)	$—	$(9,444)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliate fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Acquisition fees	$15	$268	$960	$9,499
Management fees	1,430	2,203	4,825	6,292
Administrative expenses	1,370	1,965	4,824	5,337
Organization and offering expense allowance	—	—	—	1,371
Underwriting fees	—	—	—	4,443

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance of 3% of the offering proceeds raised. This amount included reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units. Chadwick was paid an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES – (Continued)

broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through September 30, 2009.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at September 30, 2009 is $187,000. The Fund has recorded a liability of $42,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in “Other Liabilities” in the consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through November 16, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or additional disclosure in the unaudited consolidated financial statements.

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

Overview

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (our “General Partner”). Our General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on March 13, 2007. On April 24, 2008, we reached our maximum subscription of 1.2 million limited partner units for gross proceeds of $120.0 million.

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Investment in commercial finance assets, net	$383,079	$682,458
Number of contracts	50,000	60,000
Number of individual end users (a)	39,900	48,000
Average origination equipment cost	$14.3	$16.8
Average initial term (in months)	55	43
States accounting for 10% or more of commercial finance assets portfolio:
California	14%	16%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Industrial equipment	41%	30%
Office equipment	13%	9%
Medical equipment	9%	12%
Restaurant equipment	5%	10%
Types of business accounting for 10% or more of commercial finance assets portfolio:
Services	38%	41%
Transportation/Communication/Energy	13%	10%
Retail Trade	12%	17%
Manufacturing	10%	9%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on the origination amount.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2009 and December 31, 2008, our outstanding debt was $359.2 million and $644.2 million, respectively. The decrease in our outstanding debt was due to net repayments during the nine months ended September 30, 2009 and the deconsolidation of LEAF Funding, LLC.

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

	As of and For the Nine Months Ended September 30,				As of and For the Year Ended December 31,
	2009	2008	Change
			$	%	2008
Investment in direct financing leases and loans before allowance for credit losses	$383,176	$723,799	$(340,623)	(47%)	$681,673
Weighted average investment in leases and loans before allowance for credit losses	$514,942	$665,842	$(150,900)	(23%)	$664,380
Allowance for credit losses	$10,280	$9,000	$1,280	14%	$10,374
Non-performing assets	$22,179	$16,279	$5,900	36%	$19,871
Charge-offs, net of recoveries	$15,006	$10,784	$4,222	39%	$$16,980
As a percentage of finance receivables:
Allowance for credit losses	2.68%	1.24%			1.52%
Non-performing assets	5.79%	2.25%			2.92%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.91%	1.62%			2.56%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at September 30, 2009, compared to September 30, 2008.

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

Our net charge-offs increased in the three and nine months ended September 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value and effectiveness of interest rate swaps and caps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$11,463	$17,619	$(6,156)	(35%)
Rental income	1,206	804	402	50%
Gains on sales of equipment and lease dispositions, net	178	690	(512)	(74%)
Other	933	1,048	(115)	(11%)

	13,780	20,161	(6,381)	(32%)

Expenses:
Interest expense	8,581	12,573	(3,992)	(32%)
Losses on derivative hedging activities	914	—	914	—%
Depreciation on operating leases	997	671	326	49%
Provision for credit losses	6,637	8,612	(1,975)	(23%)
General and administrative expenses	1,320	1,014	306	30%
Administrative expenses reimbursed to affiliate	1,370	1,965	(595)	(30%)
Management fees to affiliate	1,430	2,203	(773)	(35%)

	21,249	27,038	(5,789)	(21%)

Loss before equity in loss of affiliate	(7,469)	(6,877)	592	9%
Equity in loss of affiliate	(40)	—	40	—%

Net loss	(7,509)	(6,877)	632	9%
Less: Net loss attributable to noncontrolling interest	571	—	571	—%

Net loss attributable to LEAF III	$(6,938)	$(6,877)	$61	1%

In August 2009, we sold an additional interest of approximately 47% in LEAF Funding LLC to LEAF 4. Effective August 2009, we no longer consolidate the financial results of LEAF Funding, LLC due to our approximate 4% ownership interest. We account for our interest in LEAF Funding, LLC under the equity method of accounting as of August 31, 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $458.0 million for the three months ended September 30, 2009 as compared to $741.6 million for the three months ended September 30, 2008, a decrease of $283.6 million (38.2%). This decrease was partially offset by increased yields on leases acquired in 2008. We rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. Our WestLB and DZ Bank debt facilities are revolving debt facilities that allow us to borrow additional amounts as we make payments. Our Key Bank debt facility is a term facility, which is contractually repaid over a period of time and we are not able to borrow additional amounts as we make payments. The decrease in our weighted average net investment was due to the run-off of our term facilities, which exceeded our current borrowing availability, and the deconsolidation of LEAF Funding, LLC.

•	a decrease in gains on sale of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

These decreases were partially offset by:

•	an increase in rental income, which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

The decrease in total expenses was a result of the following:

•

a decrease in interest expense. This decrease was due to a reduction in average debt outstanding and a decrease in the effective interest rate, offset by amortization relating to an increase in debt issuance costs. Weighted average borrowings for the three months ended September 30, 2009 and 2008 were $518.9 million and $711.5 million, respectively, at an effective interest rate (excluding debt issuance cost amortization) of 6.0% and 6.7%, respectively. Included in the effective interest rate for the three months ended September 30, 2009 is $730,000 of losses on derivative hedging activities.

•	a decrease in our provision for credit losses. Our allowance for credit losses is as follows:

	Three Months Ended September 30,
	2009	2008
Allowance for credit losses, beginning of period	$12,160	$3,350
Provision for credit losses	6,637	8,612
Charge-offs	(5,607)	(3,350)
Recoveries	360	388
Deconsolidation of LEAF Funding, LLC	(3,270)	—

Allowance for credit losses, end of period	$10,280	$9,000

Investment in leases and loans before allowance for credit losses	$383,176	$723,799
Non-performing assets	22,179	16,279
Non-performing assets as a percentage of investment	5.79%	2.25%

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. The decrease in the provision for credit losses results from the decrease in the portfolio of equipment financing assets, primarily due to the deconsolidation of LEAF Funding, LLC. Our allowance for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets.

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

These decreases were partially offset by:

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Since certain of our hedges do not qualify for hedge accounting, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivative hedging activities in our consolidated statement of operations. The losses recorded in the three months ended September 30, 2009 are based on the value of the derivative contracts at September 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not meet the criteria for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	an increase in depreciation on operating leases related to an increase in our investment in operating leases when compared to 2008.

•

an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. Legal costs increased to $607,000 in the 2009 period, an increase of $122,000 (25%) over the 2008 period. We expect the increase in legal costs will result in future recoveries of credit losses.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the three months ended September 30, 2009 and 2008 was $(5.74) and $(5.68), respectively, based on a weighted average number of limited partner units outstanding of 1,196,631 and 1,199,200, respectively.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$41,386	$45,299	$(3,913)	(9%)
Rental income	3,506	1,969	1,537	78%
Gains on sales of equipment and lease dispositions, net	889	3,610	(2,721)	(75%)
Other	3,407	3,624	(217)	(6%)

	49,188	54,502	(5,314)	(10%)

Expenses:
Interest expense	32,722	31,905	817	3%
Losses on derivative hedging activities	1,519	—	1,519	—%
Depreciation on operating leases	2,905	1,628	1,277	78%
Provision for credit losses	18,182	18,484	(302)	(2)%
General and administrative expenses	4,290	2,671	1,619	61%
Administrative expenses reimbursed to affiliate	4,824	5,337	(513)	(10%)
Management fees to affiliate	4,825	6,292	(1,467)	(23%)

	69,267	66,317	2,950	4%

Loss before equity in (loss) earnings of affiliate	(20,079)	(11,815)	8,264	70%
Equity in (loss) earnings of affiliate	(40)	1,812	(1,852)	(102%)

Net loss	(20,119)	(10,003)	10,116	101%
Less: Net loss attributable to noncontrolling interest	3,261	—	3,261	—%

Net loss attributable to LEAF III	$(16,858)	$(10,003)	$6,855	69%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $514.9 million for the nine months ended September 30, 2009 as compared to $665.8 million for the nine months ended September 30, 2008, a decrease of $150.9 million (22.7%). This decrease was primarily due to the deconsolidation of LEAF Funding, LLC.

•

a decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the nine months ended September 30, 2008 is a gain of $1.9 million related to the sale of a pool of leases to an unrelated third party.

These decreases were partially offset by:

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

The increase in total expenses was a result of the following:

•

an increase in interest expense. Weighted average borrowings for the nine months ended September 30, 2009 and 2008 were $574.8 million and $633.6 million, respectively, at an effective interest rate (excluding debt issuance cost amortization) of 6.8% and 6.5%, respectively. The increase in interest expense is due to an increase in the effective interest rate and the increase in the amortization of debt issuance costs. Included in the effective interest rate calculation above is $2.1 million of payments under interest rate swap agreements that fix interest rates.

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Since certain of our hedges do not qualify for hedge accounting, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivative hedging activities in our Consolidated Statement of Operations. The losses recorded in the nine months ended September 30, 2009 are based on the value of the derivative contracts at September 30, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not meet the criteria for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	an increase in depreciation on operating leases related to an increase in our investment in operating leases when compared to 2008.

•

an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. Legal costs increased to $1.8 million in the 2009 period, an increase of $846,000 (85%) over the 2008 period. We expect the increase in legal costs will result in future recoveries of credit losses.

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

•	a decrease in our provision for credit losses. Our allowance for credit losses is as follows:

	Nine Months Ended September 30,
	2009	2008
Allowance for credit losses, beginning of period	$10,374	$1,300
Provision for credit losses	18,182	18,484
Charge-offs	(16,304)	(11,254)
Recoveries	1,298	470
Deconsolidation of LEAF Funding, LLC	(3,270)	—

Allowance for credit losses, end of period	$10,280	$9,000

Investment in direct financing leases and loans before allowance for credit losses	$383,176	$723,799
Non-performing assets	22,179	16,279
Non-performing assets as a percentage of investment	5.79%	2.25%

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

The net loss per limited partner unit, after the net loss allocated to our General Partner for the nine months ended September 30, 2009 and 2008 was $(13.94) and $(9.12), respectively, based on a weighted average number of limited partner units outstanding of 1,197,163 and 1,085,832, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$10,436	$6,694
Net cash provided by investing activities	145,729	67,001
Net cash used in financing activities	(158,938)	(78,851)

Decrease in cash	$(2,773)	$(5,156)

Partners’ distributions paid for the nine months ended September 30, 2009 and 2008 were $7.7 million and $6.7 million, respectively. Distributions to limited partners were 8.5% of invested capital for both periods. However, there can be no assurance we will continue to make distributions at this rate.

Cash decreased by $2.8 million in the nine months ended September 30, 2009. The primary sources of cash during the period include proceeds from leases (net of leases acquired) of $139.9 million. In addition, amounts due to related parties increased by $5.6 million. These increases were more than offset by net pay downs of debt totaling $158.8 million.

In August 2009, we sold a 47% interest in LEAF Funding, LLC to LEAF 4, its joint venture partner, for $8.5 million. As a result of this transaction, $138.6 million in leases and loans and $126.2 million in the associated secured, non-recourse debt to Morgan Stanley/RBS were deconsolidated from our consolidated balance sheet. The proceeds from this transaction were used to help fund delevering commitments and fees due to WestLB, one of our lenders.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of September 30, 2009 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
WestLB	Revolving	(3)	$220,000	$164,627	$55,373	$189,724
DZ Bank	Revolving	November 2013	150,000	130,840	19,160	141,601
Key Equipment Finance	Term	June 2013	63,693	63,693	—	73,588

			$433,693	$359,160	$74,533	$404,913

(1)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $6.5 million as of September 30, 2009.
(3)	If the WestLB facility is not extended at the time of renewal (June 2010), we would not be required to make full repayment at the time of renewal. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

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

As of September 30, 2009, we were in compliance with the covenants under our debt facilities, except for the minimum tangible net worth covenant under the DZ Bank revolving credit facility (the “DZ Bank Facility”). As of September 30, 2009, $130.8 million was outstanding under the DZ Bank Facility. Recourse under the DZ Bank Facility is limited to the amount of collateral pledged, which was $ 141. 6 million as of September 30, 2009 plus 5% or $6.5 million of the outstanding debt balance.

DZ Bank has provided us with a waiver of this covenant through December 12, 2009 and we have agreed to not borrow any additional amounts under the DZ Bank Facility while the parties negotiate an amendment to the debt agreement. Although we expect to amend the debt agreement, there can be no assurance that such amendment will be executed. If such amendment is not executed, all amounts owed under the credit facility would become immediately due and payable upon expiration of the waiver and written notice from DZ Bank.

As of October 31, 2009, we were not in compliance with the managed annualized default ratio under the WestLB loan agreement. In addition, during the month of October 2009, the portfolio delinquency rate increased and, as a result of such increase, additional principal payments will become due and payable on November 21, 2009 if we do not receive the waiver described below. We do not expect to have the ability to fund such principal payments, which would result in an event of default under the WestLB facility. As of October 31, 2009, $158.7 million was outstanding under the WestLB facility. Recourse under the West LB facility is limited to the amount of collateral pledged, which was $183.8 million as of October 31, 2009.

We have requested a waiver from WestLB with respect to the managed annualized default ratio and portfolio delinquency rate covenants. Although we expect to obtain such waiver, there can be no assurance that such waiver will be executed. If not executed, all amounts owed under the WestLB facility could become immediately due and payable if the bank declares a default, which could also create defaults under other debt facilities.

If we do not obtain the waiver or amendment discussed above or meet the requirements of our other debt covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate all or a portion of our portfolio securing our debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher than expected lease and loan defaults will reduce our liquidity.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $10.3 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, we have been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies, that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of September 30, 2009 (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$359,160	$139,868	$173,301	$44,668	$1,323

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2009: Less than 1 year: $14.1 million; 1-3 years: $11.9 million; 4-5 years: $1.8 million; and after 5 years: $35,000.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of September 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at September 30, 2009 is $187,000.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2009, our outstanding bank debt totaled $359.2 million which consisted of variable rate debt. To mitigate interest rate risk on the variable bank rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates as follows: WestLB AG (5.3%), DZ Bank (4.2%) and Key Equipment Finance (5.2%). At September 30, 2009, the notional amounts of the 22 interest rate swaps and caps were $334.7 million. The interest rate swap agreements terminate on various dates ranging from February 2012 to August 2015.

The following sensitivity analysis table shows, at September 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(13,983)	$(9,440)	$(5,491)
Change in fair value	$(4,543)		$3,949
Change as a percent of fair value	(48)%		42%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (2)

10.2	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (3)

10.3	Waiver, dated as of November 13, 2009, from DZ Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

By: LEAF Asset Management, LLC, its General Partner

November 16, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

November 16, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Chief Accounting Officer