Form 10-K
period 2009-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2010-04-02
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Limited Partner Units

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

DOCUMENTS INCORPORATED BY REFERENCE

None

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) include “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on our investment in lease and loans;

•	availability, terms and deployment of debt funding;

•	general volatility of the debt markets;

•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service;

•	the degree and nature of our competition; and

•	availability and retention of qualified personnel.

We caution you not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and subsidiary.

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. The General Partner is a Delaware limited liability company, and subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008 we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our liquidation period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.

As further discussed in the “Risk Factors” and “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Debt Facilities

We have augmented the original proceeds of our offering with debt, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

The current tightening of the credit markets could adversely affect our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced. See the caption titled “Liquidity and Capital Resources” in ITEM 7 for a further discussion.

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

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. Our General Partner and its affiliates receive substantial fees and other compensation from. See ITEM 13 for a further discussion.

Competition

The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly-offered partnerships.

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

If We Do Not Generate Sufficient Cash, We Will Not Be Able to Pay Monthly or Annual Distributions to Our Limited Partners or Reinvest a Portion of Our Net Revenues in Additional Investments During the Reinvestment Period

During the period beginning with our initial closing and ending five years after the completion of the offering (the “reinvestment period”), we have the right to reinvest all net revenues we may have above the amounts necessary to pay our limited partners distributions in an aggregate amount equal to 8.5% annually on their respective adjusted capital contributions, in additional equipment leases and secured loans. However, for the reasons described in this “Risk Factors” section, our limited partners should not assume that we will be able to generate cash for reinvestment in additional equipment leases and secured loans or even that we will generate cash sufficient to pay our limited partners all or any part of an 8.5% annual distribution.

Our business depends upon our ability to raise debt

Our business depends upon our ability to raise sufficient debt financing. If we are unable to raise capital or obtain financing, we will not be able to increase our assets and, accordingly, our revenues will be significantly reduced. Our ability to obtain financing depends upon numerous factors, many of which are beyond our control, including:

•

existing capital markets conditions. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. If the current capital markets environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals. During fiscal 2009, the market constraints on our ability to obtain debt financing caused us to reduce our purchases of leases and loans, which reduced our operating revenues;

•	interest rate changes and their effect on the assets we seek to acquire.

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

Our allowance for credit losses may not be sufficient to cover future losses

At December 31, 2009, our allowances for possible credit losses was $13.6 million. We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that future provisions for credit losses will not be materially greater than those we have recorded to date. Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.

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

Our Interest Rate Swap Agreements May Not Protect Us From Loss

In order to mitigate fluctuations in interest rates under our debt facilities, as discussed in “Item 1 – Business – Debt Facilities,” above, we enter into interest rate swap agreements. Our hedging strategy, however, may not be effective to mitigate adverse effects on our profitability during any period in which interest rates change, and the costs of this hedging strategy may exceed the benefits.

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

Our limited partners must be prepared to hold their units for at least nine years, which is the period consisting of:

•	an offering period of approximately 1 to 2 years;

•	an additional five-year reinvestment period; and

•	a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets.

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

None.

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner with respect to limited partner units it purchased.

Title of Class	Number of Partners as of December 31, 2009
Limited Partners	2,524
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2009 and 2008 and for the period ended December 31, 2007 were $10.2 million, $9.1 million and $2.3 million, respectively. These distributions were paid on a monthly basis to our limited partners at an annualized rate of approximately 8.5% of their original capital contribution to us.

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report, which has been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem March 13, 2007 to be the commencement of our operations and we refer to the period from that date through December 31, 2007 as the period ended December 31, 2007 (in thousands, except unit and per unit data).

	Year Ended December 31,		Period Ended December 31,
	2009	2008	2007
Revenues	$59,178	$74,088	$15,816
Expenses	91,022	94,154	16,184
Equity in earnings of affiliate	(212)	1,812	—
Noncontrolling interest	3,261	600	—

Net loss attributable to LEAF III	$(28,795)	$(17,654)	$(368)

Net loss allocated to LEAF III’s limited partners	$(28,507)	$(17,477)	$(364)

Distributions to partners	$10,278	$9,205	$2,304
Weighted average number of limited partner units outstanding during the period	1,197,029	1,114,102	384,672
Net loss per weighted average limited partner unit	$(23.81)	$(15.69)	$(0.95)

	December 31,
	2009	2008	2007
Investment in leases and loans, net	$334,452	$682,458	$499,704
Total assets	364,550	738,422	536,442
Bank debt	314,420	644,223	467,625
Partners’ (deficit) capital:
General partner	(686)	(295)	(26)
Limited partners	36,106	74,914	61,879
Accumulated other comprehensive loss	(10,261)	(18,563)	(6,803)
Total partners’ capital	$25,159	$56,056	$55,050

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009.

General

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008 we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our liquidation period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.

As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Overview

We continued to be impacted by challenging economic conditions in 2009. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facilities.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2009	2008
Investment in commercial finance assets, net	$334,452	$682,458

Number of contracts	47,000	60,000
Number of individual end users (a)	38,000	48,000
Average original equipment cost	$14.5	$16.8
Average initial term (in months)	51	43

States accounting for more than 10% of lease and loan portfolio:
California	14%	16%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	41%	30%
Office equipment	13%	9%
Medical equipment	9%	12%
Restaurant equipment	5%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	38%	41%
Transportation/Communication/Energy	13%	10%
Retail Trade	12%	17%
Manufacturing	10%	9%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

As of December 31, 2009, the average original equipment cost decreased as compared to December 31, 2008 as a result of a decrease in the average original equipment cost of leases acquired from our General Partner in 2008. In addition, our General Partner made changes to its underwriting standards in 2009, which de-emphasized certain industries which had traditionally had higher original equipment costs.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2009 and 2008, our outstanding debt was $314.4 million and $644.2 million, respectively.

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Year Ended December 31,		Change
	2009	2008	$	%
Investment in direct financing leases and loans before allowance for credit losses	$342,672	$681,673	$(339,001)	(50)%
Weighted average investment in leases and loans before allowance for credit losses	477,176	664,380	(187,204)	(28)%
Allowance for credit losses	17,400	10,374	7,026	68%
Non-performing assets	23,521	19,871	3,650	18%
Charge-offs, net of recoveries	$20,494	$16,980	$3,514	21%

As a percentage of finance receivables:
Allowance for credit losses	5.08%	1.52%
Non-performing assets	6.86%	2.92%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.29%	2.56%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and implementing earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets have increased due to the increase in customers who are more than 90 days delinquent at December 31, 2009 as compared to December 31, 2008.

Our net charge-offs increased in 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

Investments in Leases and Loans

Our investments in leases and loans consist of direct financing leases, operating leases and loans.

Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value over the cost of the related equipment.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2009, 2008 and 2007.

Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments term over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

Estimated Unguaranteed Residual Values of Leased Equipment

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

Fair Value and Effectiveness of Interest Rate Swaps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009 (in thousands):

	Fair Value Measurements Using			Assets (liabilities) At Fair Value
	Level 1	Level 2	Level 3
Liabilities
Interest Rate Caps	$—	$3	$—	$3
Interest Rate Swaps	$—	$(7,562)	$—	$(7,562)

Results of Operations

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

The following summarizes our results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$49,089	$61,632	$(12,543)	(20)%
Rental income	4,722	3,001	1,721	57%
Gains on sales of equipment and lease dispositions, net	1,190	4,394	(3,204)	(73)%
Other	4,177	5,061	(884)	(17)%

	59,178	74,088	(14,910)	(20)%

Expenses:
Interest expense	37,192	44,943	(7,751)	(17)%
Losses on derivative activities	1,777	1,486	291	20%
Depreciation on operating leases	3,910	2,484	1,426	57%
Provision for credit losses	30,790	26,054	4,736	18%
General and administrative expenses	5,192	3,804	1,388	36%
Administrative expenses reimbursed to affiliate	6,162	7,019	(857)	(12)%
Management fees to affiliate	5,999	8,364	(2,365)	(28)%

	91,022	94,154	(3,132)	(3)%

Loss before equity in (loss) earnings of affiliate	(31,844)	(20,066)	(11,778)	(59)%
Add: Equity in (loss) earnings of affiliate	(212)	1,812	(2,024)	(112)%
Less: Net loss attributable to noncontrolling interest	3,261	600	2,661	444%

Net loss attributable to LEAF III	$(28,795)	$(17,654)	$(11,141)	(63)%

Net loss allocated to LEAF III’s limited partners	$(28,507)	$(17,477)	$(11,030)	(63)%

In January 2008, we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC (“Funding LLC”) for $10.2 million. We accounted for Funding LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. Equity in earnings of affiliate represents our 49% share of Funding LLC’s income for the period we accounted for it under the equity method. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction, Funding LLC became a wholly-owned subsidiary and its financial results were consolidated with our results beginning in April 2008. In November 2008, we sold a 49% interest in Funding LLC to LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), a fund sponsored by our General Partner, for $11.6 million. No gain or loss was recorded on this sale. In August 2009, we sold an additional interest of approximately 47% in Funding LLC to LEAF 4. Effective August 2009, we no longer consolidate the financial results of Funding LLC due to our approximate 4% ownership interest. We account for our interest in Funding LLC under the equity method of accounting beginning August 31, 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $477.2 million for the year ended December 31, 2009 as compared to $664.4 million for the year ended December 31, 2008, a decrease of $187.2 million (28%). This decrease was primarily due to the deconsolidation of Funding LLC.

•

a decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the year ended December 31, 2008 is a gain of $1.5 million related to the sale of a pool of leases to an unrelated third party.

•	a decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

The decrease in total expenses was a result of the following:

•

a decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2009 and December 31, 2008 were $555.0 million and $635.4 million, respectively, at an effective interest rate of 7.2% and 6.9%, respectively.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	a decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

These decreases in total expenses were partially offset by the following:

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customer’s ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 6.86% as of December 31, 2009 as compared to 2.92% as of December 31, 2008.

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at December 31, 2009 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	an increase in general and administrative expenses principally due to an increase in professional fees and storage expenses.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the years ended December 31, 2009 and 2008 was $(23.81) and $(15.69), respectively, based on a weighted average number of limited partner units outstanding of 1,197,029 and 1,114,102, respectively.

Year Ended December 31, 2008 compared to the Period Ended December 31, 2007

The following summarizes our results of operations for the year ended December 31, 2008 and the period ended December 31, 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financing	$61,632	$13,079	$48,553	371%
Rental income	3,001	793	2,208	278%
Gains on sales of equipment and lease dispositions, net	4,394	643	3,751	583%
Other	5,061	1,301	3,760	289%

	74,088	15,816	58,272	368%

Expenses:
Interest expense	44,943	10,949	33,994	310%
Losses on derivative activities	1,486	—	1,486	—
Depreciation on operating leases	2,484	646	1,838	285%
Provision for credit losses	26,054	1,428	24,626	1,725%
General and administrative expenses	3,804	426	3,378	793%
Administrative expenses reimbursed to affiliate	7,019	743	6,276	845%
Management fees to affiliate	8,364	1,992	6,372	320%

	94,154	16,184	77,970	482%

Loss before equity in earnings of affiliate	(20,066)	(368)	(19,698)	5,353%
Add: Equity in earnings of affiliate	1,812	—	1,812	—
Less: Net loss attributable to noncontrolling interest	600	—	600	—

Net loss attributable to LEAF III	$(17,654)	$(368)	$(17,286)	(4,697)%

Net loss allocated to LEAF III’s limited partners	$(17,477)	$(364)	$(17,113)	(4,701)%

In January 2008, we acquired a 49% interest in a pool of leases held by Funding LLC for $10.2 million. We accounted for Funding LLC under the equity method of accounting since we had the ability to exercise significant influence over operating and financial decisions of this entity. Equity in earnings of affiliate represents our 49% share of Funding LLC’s income for the period we accounted for it under the equity method. In April 2008, we acquired the remaining 51% interest in this pool of leases. As a result of this transaction, Funding LLC became a wholly-owned subsidiary and its financial results were consolidated with our results beginning in April 2008. In November 2008, we sold a 49% interest in Funding LLC to LEAF 4, a fund sponsored by our General Partner, for $11.6 million. No gain or loss was recorded on this sale.

The increase in total revenues was primarily attributable to the following:

•

an increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $664.4 million for the year ended December 31, 2008 as compared to $232.8 million for the period ended December 31, 2007, an increase of $431.6 million (185%). This growth was driven by our General Partner’s increased sales to us, including the sale of the LEAF Funding portfolio, and marketing efforts supported by lines of financing. The increase in interest income on equipment financings is also due to increased yields on leases acquired in late 2007 and 2008.

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

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31, 2008 and for the period ended December 31, 2007 was $(15.69) and $(0.95), respectively, based on a weighted average number of limited partner units outstanding of 1,114,102 and 384,672, respectively.

Liquidity and Capital Resources

Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from additional credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Year Ended December 31,		Period Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$20,045	$7,172	$7,808
Net cash provided by (used in) investing activities	181,022	126,563	(501,135)
Net cash (used in) provided by financing activities	(204,282)	(136,082)	498,909

(Decrease) increase in cash	$(3,215)	$(2,347)	$5,582

Partners’ distributions paid for the years ended December 31, 2009 and 2008 and the period ended December 31, 2007 were $10.3 million, $9.2 million and $2.3 million, respectively. Distributions to limited partners were 8.5% of invested capital.

Cash decreased by $3.2 million, which was primarily due to a net debt repayment of $28.3 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $10.3 million. These were partially offset by an increase in amounts due to affiliate of $13.2 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2009.

In August 2009, we sold a 47% interest in Funding LLC to LEAF 4, its joint venture partner, for $8.5 million. As a result of this transaction, $138.6 million in leases and loans and $126.2 million in the associated secured, non-recourse debt to Morgan Stanley/RBS were deconsolidated from our consolidated balance sheet. The proceeds from this transaction were used to help fund delevering commitments and fees due to West LB, one of our lenders.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2009 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available(1)	Amount of Collateral(2)
WestLB(3)	Revolving	June 2010	$175,000	$144,194	$30,806	$168,132
DZ Bank	Revolving	November 2013	150,000	116,649	33,351	133,712
Key Equipment Finance	Term	June 2013	53,577	53,577	—	63,392

			$378,577	$314,420	$64,157	$365,236

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $5.8 million as of December 31, 2009.
(3)	If the WestLB facility is not extended at the time of renewal (June 2010), we would not be required to make full repayment at the time of renewal. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In 2009, and again in February 2010, we amended our revolving credit facility with WestLB AG. These amendments changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility increased to LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009. In addition, these amendments reduced the availability under the facility to $175 million and adjusted our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings.

In May 2008, we entered into a non-recourse loan agreement with Key Equipment Finance, Inc. Interest on this facility is calculated at one month commercial paper rate of lender plus 1.55% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on the outstanding balance at 8.3%. This secured loan matures in June 2013.

In November 2008, we entered into a $150.0 million revolving credit facility with Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Interest on each borrowing under this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.7% and terminate on various dates ranging from February 2012 to August 2012. This line of credit expires in November 2013.

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

As of December 31, 2009, we were in compliance with the covenants under our debt facilities, except for two covenants under the DZ Bank revolving credit facility (the “DZ Bank Facility”). As of December 31, 2009, $116.6 million was outstanding under the DZ Bank Facility. Recourse under the DZ Bank Facility is limited to the amount of collateral pledged, which was $ 133.7 million as of December 31, 2009 plus 5% of the outstanding debt balance or $5.8 million as of December 31, 2009.

DZ Bank has provided us with a waiver for these covenants through April 9, 2010. We are in the process of negotiating an amendment to this agreement. While it is our expectation that we will be able to negotiate an amendment, there is no assurance of success. If we do not reach an agreement with our lender, the lender could demand repayment of all amounts due.

If we do not meet the requirements of the financial covenants under our debt facilities in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate all or a portion of our portfolio securing our debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt covenants.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $17.4 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, we have been successful in either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies, that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt(1)	$314,420	$131,474	$149,184	$31,613	$2,149

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2009: Less than 1 year: $14.7 million; 1-3 years: $11.4 million; 4-5 years: $1.5 million; and after 5 years: $60,000.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of December 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum exposure under the Repurchase Liability at December 31, 2009 is $129,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Recent Issues Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2009, our outstanding debt totaled $314.4 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates at 5.3%, 5.7% and 8.3%, for the WestLB, DZ Bank and Key Equipment Finance, Inc. debt facilities, respectively. At December 31, 2009, the notional amounts of the 22 interest rate swaps were $294.8 million. The interest rate swap agreements terminate on various dates ranging from February 2012 to August 2015.

The following sensitivity analysis table shows, at December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(11,336)	$(7,559)	$(4,297)
Change in fair value	$(3,777)	—	$3,262
Change as a percent of fair value	(50)%	—	43%

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Leaf Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries (the “Fund”), as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009 and 2008 and for the period from March 13, 2007 (commencement of operations) through December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008 and for the period from March 13, 2007 (commencement of operations) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2010

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
ASSETS
Cash	$21	$3,236
Restricted cash	24,795	42,595
Accounts receivable	258	335
Investments in leases and loans, net	334,452	682,458
Deferred financing costs, net	3,575	9,418
Investment in affiliated leasing partnerships	864	—
Other assets	585	380

Total assets	$364,550	$738,422

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$314,420	$644,223
Accounts payable and accrued expenses	1,556	2,664
Other liabilities	1,125	1,275
Derivative liabilities at fair value	7,562	21,145
Due to affiliates	14,728	2,593

Total liabilities	339,391	671,900

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(686)	(295)
Limited partners	36,106	74,914
Accumulated other comprehensive loss	(10,261)	(18,563)

Total LEAF III partners’ capital	25,159	56,056
Noncontrolling interest	—	10,466

Total partners’ capital	25,159	66,522

Total liabilities and partners’ capital	$364,550	$738,422

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Years Ended December 31,		Period Ended December 31, 2007
	2009	2008
Revenues:
Interest on equipment financings	$49,089	$61,632	$13,079
Rental income	4,722	3,001	793
Gains on sales of equipment and lease dispositions, net	1,190	4,394	643
Other	4,177	5,061	1,301

	59,178	74,088	15,816

Expenses:
Interest expense	37,192	44,943	10,949
Losses on derivative activities	1,777	1,486	—
Depreciation on operating leases	3,910	2,484	646
Provision for credit losses	30,790	26,054	1,428
General and administrative expenses	5,192	3,804	426
Administrative expenses reimbursed to affiliate	6,162	7,019	743
Management fees to affiliate	5,999	8,364	1,992

	91,022	94,154	16,184

Loss before equity in (loss) earnings of affiliate	(31,844)	(20,066)	(368)
Equity in (loss) earnings of affiliate	(212)	1,812	—

Net loss	(32,056)	(18,254)	(368)
Less: Net loss attributable to noncontrolling interest	3,261	600	—

Net loss attributable to LEAF III	$(28,795)	$(17,654)	$(368)

Net loss allocated to LEAF III’s limited partners	$(28,507)	$(17,477)	$(364)

Weighted average number of limited partner units outstanding during the period	1,197,029	1,114,102	384,672

Net loss per weighted average limited partner unit	$(23.81)	$(15.69)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ (Deficit) Capital

(in thousands, except unit data)

	General Partner Amount	Limited Partners		Accumulated Other Comprehensive Loss (Income)	Total LEAF III Partners’ Capital	Non-controlling Interest	Total Partners’ Capital	Comprehensive Loss (Income)
		Units	Amount
Balance, March 13, 2007	$1	—	$—	$—	$1	$—	$1
Limited Partners’ contributions	—	742,272	74,009	—	74,009	—	74,009
Offering costs related to the sale of Limited Partnership units	—	—	(9,485)	—	(9,485)	—	(9,485)
Cash distributions paid	(23)	—	(2,281)	—	(2,304)	—	(2,304)
Net loss	(4)	—	(364)	—	(368)	—	(368)	$(368)
Unrealized losses on financial derivatives	—	—		(6,803)	(6,803)	—	(6,803)	(6,803)

Balance, December 31, 2007	(26)	742,272	61,879	(6,803)	55,050	—	55,050	$(7,171)

Limited Partners’ contributions	—	457,733	45,612	—	45,612	—	45,612
Offering costs related to the sale of Limited Partnership units	—	—	(5,814)	—	(5,814)	—	(5,814)
Cash distributions paid	(92)	—	(9,113)	—	(9,205)	—	(9,205)
Redemption of Limited Partnership units	—	(1,937)	(173)	—	(173)	—	(173)
Issuance of subsidiary shares to non-controlling interest	—	—	—	—	—	10,466	10,466
Net loss	(177)	—	(17,477)	—	(17,654)	—	(17,654)	$(17,654)
Unrealized losses on financial derivatives	—	—	—	(11,989)	(11,989)	—	(11,989)	(11,989)
Amortization of loss on financial derivatives	—	—	—	229	229	—	229	229

Balance, December 31, 2008	(295)	1,198,068	74,914	(18,563)	56,056	10,466	66,522	$(29,414)

Cash distributions paid	(103)	—	(10,175)	—	(10,278)	—	(10,278)
Redemption of limited partnership units	—	(1,437)	(126)	—	(126)	—	(126)
Issuance of subsidiary shares to non-controlling interest	—	—	—	—	—	1,225	1,225
Comprehensive Loss:
Net loss:	(288)	—	(28,507)	—	(28,795)	(3,261)	(32,056)	$(32,056)

Unrealized gains on financial derivatives	—	—	—	4,463	4,463	1,346	5,809	5,809
Amortization of loss on financial derivatives	—	—	—	1,060	1,060	—	1,060	1,060

Other comprehensive income	—	—	—	—	—	—	—	6,869

Comprehensive loss	—	—	—	—	—	—	—	(25,187)
Deconsolidation of LEAF Funding, LLC	—	—	—	2,779	2,779	(9,776)	(6,997)	—
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	1,915

Comprehensive loss attributable to LEAF III	—	—	—	—	—	—	—	$(23,272)

Balance, December 31, 2009	$(686)	1,196,631	$36,106	$(10,261)	$25,159	$—	$25,159

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Period Ended December 31, 2007
	2009	2008
Cash flows from operating activities:
Net loss attributable to LEAF III	$(28,795)	$(17,654)	$(368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(1,190)	(4,394)	(643)
Equity in (loss) earnings of affiliate	211	(1,812)	—
Depreciation on operating leases	3,910	2,484	646
Provision for credit losses	30,790	26,054	1,428
Amortization of deferred financing costs	5,917	2,894	164
Amortization of loss on financial derivative	1,060	229	—
Amortization of interest rate caps	15	8	—
Unrealized gain (loss) on derivative activities	(1,021)	1,486	—
Net loss attributable to noncontrolling interest	(3,261)	(600)	—
Changes in operating assets and liabilities, net acquisition and deconsolidation of LEAF Funding, LLC:
Accounts receivable	60	(138)	(197)
Other assets	(321)	(168)	(186)
Accounts payable and accrued expenses and other liabilities	(567)	(2,913)	6,725
Due to affiliates, net	13,237	1,696	239

Net cash provided by operating activities	20,045	7,172	7,808

Cash flows from investing activities:
Purchases of leases and loans	(52,043)	(207,562)	(580,156)
Proceeds from leases and loans	227,320	312,641	77,740
Proceeds from sale of leases and loans to third parties	—	30,735	—
Security deposits (returned) collected, net	(2,209)	2,006	1,281
Acquisition of LEAF Funding, LLC	—	(22,890)	—
Investment in LEAF Funds JV2	(428)	—	—
Proceeds from sale of interest in LEAF Funding, LLC, net of cash sold	8,382	11,633	—

Net cash provided by (used in) investing activities	181,022	126,563	(501,135)

Cash flows from financing activities:
Borrowings of bank debt	42,208	182,906	564,779
Repayment of bank debt	(245,795)	(347,966)	(97,154)
Decrease (increase) in restricted cash	9,884	8,388	(28,825)
Increase in deferred financing costs	(1,400)	(4,436)	(2,111)
Acquisition of financial derivative	—	(76)	—
Payment on termination of financial derivative	—	(5,318)	—
Limited Partners’ capital contributions	—	45,612	74,009
Redemption of Limited Partner’s capital	(126)	(173)	—
Payment of offering costs incurred for the sale of partnership units	—	(5,814)	(9,485)
Cash distributions to partners	(10,278)	(9,205)	(2,304)
Issuance of subsidiary units to noncontrolling interest	1,225	—	—

Net cash (used in) provided by financing activities	(204,282)	(136,082)	498,909

(Decrease) increase in cash	(3,215)	(2,347)	5,582
Cash, beginning of period	3,236	5,583	1

Cash, end of period	21	$3,236	$5,583

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

December 31, 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner, is a Delaware limited liability company, and subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of April 24, 2008, the Fund raised $120.0 million by selling 1.2 million of its limited partner units. It commenced operations in March 2007.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its liquidation period beginning in April 2013 The Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.1 million for a 1.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Operations of the Fund commenced on March 13, 2007. The period from March 13, 2007 to December 31, 2007 is hereinafter referred to as the period ended December 31, 2007.

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III ASPE, LLC, LEAF III B SPE, LLC, and LEAF III C, SPE LLC. All intercompany accounts and transactions have been eliminated in consolidation.

See Note 4 regarding the Fund’s accounting for its investment in LEAF Funding, LLC (“Funding LLC”) and LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”).

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $1.7 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of December 31, 2009, the Fund had deposits totaling $24.4 million of which $24.0 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.

As of December 31, 2009, 14% of the Fund’s net investment in direct financing leases and loans were located in California.

Investments in Leases and Loans

The Fund’s investment in leases and loans consist of direct financing leases, operating leases and loans.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value over the cost of the related equipment.

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Leases and Loans – (Continued)

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2009 and 2008 and for the period ended December 31, 2007.

Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2009 and 2008, the Fund had $23.5 million and $19.9 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

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

The Fund may sell leases to third parties. Leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under U.S. GAAP. The Fund accrues liabilities for obligations associated with

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Transfers of Financial Assets – (Continued)

leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as a component of gain on sales of leases and loans.

Derivative Instruments

The Fund’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. The Fund has designed these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting. U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The Fund records changes in the estimated fair value of the derivative in other comprehensive income loss to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Partnership Income, Loss and Cash Distributions – (Continued)

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

Subsequent Events

The Fund has evaluated subsequent events and determined that, other than events relating to the debt facilities as discussed in Note 8, there have not been any events that have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

Recent Accounting Standards

In June 2009, the FASB identified the FASB Accounting Standards Codification, or ASC, as the authoritative source of U.S. GAAP other than guidance put forth by the U.S. Securities and Exchange Commission. All other accounting literature not included in the ASC will be considered non-authoritative. The Fund adopted this standard during the quarter ended September 30, 2009 and revised its disclosures accordingly for references to U.S. GAAP.

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following accounting standards which are not yet effective for the Fund as of December 31, 2009:

Transfers of Financial Assets and Interests in VIEs In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses. This guidance is effective for interim and annual periods beginning after November 15, 2009. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Fair Value of Liabilities. In August 2009, the FASB clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available. The provisions of this guidance are effective for the Fund beginning January 1, 2010.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Consolidations. In June 2009, the FASB issued guidance which requires a qualitative approach to identifying a controlling financial interest in an entity, and an ongoing assessment of whether an entity is a variable interest entity, or VIE, and whether an interest in a VIE makes the holder the primary beneficiary of the VIE and, thus, is required to consolidate the VIE in its financial statements. This guidance is effective for the Fund beginning January 1, 2010. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Newly Adopted Accounting Principles – The Fund adopted the following accounting standards during year ended December 31, 2009:

Noncontrolling Interests. On January 1, 2009, the Fund adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the deconsolidated entity that should be reported as equity in the consolidated financial statements. It also (1) changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and (2) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This guidance was applied prospectively, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. Any noncontrolling interest resulting from the consolidation of a less-than-wholly-owned subsidiary beginning January 1, 2009 is accounted for in accordance with the revised guidance. The adoption of this guidance did not have a material impact on the Fund’s consolidated financial position or consolidated results of operations; however, it did have an impact on the presentation of noncontrolling interests, formerly known as “minority interest,” in the Fund’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, the Fund adopted amended guidance issued by the FASB relating to disclosures about derivative instruments and hedging activities. This amended guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 9. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

Subsequent Events. In April 2009, the FASB issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,		Period Ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$33,749	$41,874	$9,447

Non-cash activities:
Borrowings under Key Equipment Finance loan agreement	$—	$131,425	$—

Repayment of National City line of credit	$—	$(131,425)	$—

Borrowings under DZ Bank credit facility	$31,310	$127,896	$

Repayment of Merrill Lynch credit facility	$—	$(101,443)	$—

Acquisition of leases	$(31,310)	$(25,896)	$—

Payment of DZ bank debt issuance costs	$—	$(557)	$—

NOTE 4 – ACQUISITIONS AND SALE OF INTERESTS IN POOLS OF LEASE ASSETS

In January 2008, the Fund acquired a 49% membership interest in LEAF Funding, an affiliate of our General Partner. The purchase price of $6.8 million represented 49% of the net equity of LEAF Funding as of the date of acquisition. The Fund also paid an asset acquisition fee of $3.4 million which represented 2% of the value of the pool of leases and loans within LEAF Funding. In April 2008, the Fund acquired the remaining 51% membership interest in LEAF Funding. The purchase price of $9.4 million represented 51% of the net equity of LEAF Funding. The Fund also paid asset acquisition fee of $3.3 million based upon the value of the remaining pool of leases and loans. As a result of this transaction, LEAF Funding became a wholly-owned subsidiary of the Fund and its financial results were consolidated with the results of the Fund effective April 2008.

From January to April 2008, the Fund accounted for its investment in LEAF Funding under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. The acquisition of the remaining interest did not constitute a business combination as the acquired interest did not have the elements or attributes of a business. Accordingly, this acquisition was accounted for as an asset purchase and recorded at fair value. The following summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Restricted cash	$22,158
Investment in leases and loans	319,051
Debt	(315,205)
Derivative liability	(6,523)
Due to affiliate	(650)
Other assets	4,059

$22,890

In November 2008, the Fund sold a 49% interest in LEAF Funding to LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), a fund sponsored by the General Partner, for $11.6 million. No gain or loss was recorded on this sale. As of December 31, 2008, the Fund owned 51% of LEAF Funding.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 4 – ACQUISITIONS AND SALE OF INTERESTS IN POOLS OF LEASE ASSETS – (Continued)

In August 2009, the Fund sold an additional interest of approximately 47% in LEAF Funding to LEAF 4. Effective August 2009, the Fund no longer consolidates LEAF Funding due to its approximate 4% ownership interest and accounts for its interest in LEAF Funding under the equity method of accounting as of August 31, 2009. The impact of the deconsolidation of LEAF Funding on the Fund’s consolidated balance sheet was as follows (in thousands):

Increase (Decrease)
Cash	$(118)
Restricted Cash	(7,916)
Investment in leases and loans, net	(138,563)
Deferred financing costs, net	(1,326)
Investment in affiliated leasing partnerships	647
Accounts receivable and other assets	(142)

Total assets	$(147,418)

Bank debt	$(126,216)
Accounts payable and accrued expenses	(314)
Other liabilities	(402)
Derivative liabilities at fair value	(3,887)
Due to affiliates	(1,102)

Total liabilities	$(131,921)

Noncontrolling interest	(9,776)
Accumulated other comprehensive loss	2,779

Total partners’ capital	(6,997)

Total liabilities and partners’ capital	$(138,918)

In March 2009, the Fund entered into an agreement with LEAF 4 to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through December 31, 2009, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

NOTE 5 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2009	2008
Direct financing leases (a)	$239,651	$402,505
Loans (b)	103,021	279,168
Operating leases	9,180	11,159

	351,852	692,832
Allowance for credit losses	(17,400)	(10,374)

	$334,452	$682,458

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 13%.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 5 – INVESTMENT IN LEASES AND LOANS – (Continued)

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2009		2008
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$262,844	$121,785	$453,508	$344,050
Unearned income	(30,474)	(17,447)	(55,212)	(54,539)
Residuals, net of unearned residual income(a)	8,401	—	9,104	—
Security deposits(b)	(1,120)	(1,317)	(4,895)	(10,343)

	$239,651	$103,021	$402,505	$279,168

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.
(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2009	2008
Equipment	$16,189	$14,483
Accumulated Depreciation	(6,890)	(3,221)
Security deposits	(119)	(103)

	$9,180	$11,159

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Year Ended December 31,		Period Ended December 31,
	2009	2008	2007
Allowance for credit losses, beginning of period	$10,374	$1,300	$—
Provision for credit losses	30,790	26,054	1,428
Charge-offs	(22,003)	(17,997)	(128)
Recoveries	1,509	1,017	—
Deconsolidation of LEAF Funding	(3,270)	—	—

Allowance for credit losses, end of period	$17,400	$10,374	$1,300

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of December 31, 2009 and 2008, the Fund had $23.5 million and $19.9 million, respectively, of leases and loans on non-accrual status.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 5 – INVESTMENT IN LEASES AND LOANS – (Continued)

At December 31, 2009, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2010	$122,038	$42,036	$4,622	$168,696
2011	79,853	34,103	2,497	116,453
2012	42,742	25,459	499	68,700
2013	15,561	12,160	66	27,787
2014	2,259	5,800	21	8,080
Thereafter	391	2,227	—	2,614

	$262,844	$121,785	$7,705	$392,335

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 6 – SALES OF LEASES AND LOANS

During the year ended December 31, 2008, the Fund sold leases and loans to third parties. For the year ended December 31, 2008, the Fund received total net proceeds of $30.7 million on sales of leases and loans and recorded gains totaling $1.5 million which is included in gains on sales of equipment and lease dispositions, net, on the consolidated statements of operations.

In connection with one sale completed during the year, the Fund agreed to repurchase delinquent leases, subject to a cap, as defined in the sale agreement (the “Repurchase Liability”). The maximum amount of delinquent leases that the Fund would have to buy under the Repurchase Liability is $337,000 based on total proceeds received of $4.5 million. With the exception of the Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due. As of December 31, 2009, the Fund had purchased $208,000 under the Repurchase Liability obligation. The Fund’s remaining purchase obligation under the Repurchase Liability as of December 31, 2009 is $129,000.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 7 – DEFERRED FINANCING COSTS

As of December 31, 2009 and 2008, deferred financing costs include $3.6 million, and $9.4 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2009 and 2008 is $1.2 million and $2.5 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31, and thereafter are as follows (in thousands):

2010	$882
2011	882
2012	882
2013	758
2014	171

$3,575

NOTE 8 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			December 31, 2009
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available(2)	Interest rate per annum	Interest rate per annum adjusted for swaps(5)	December 31, 2008 Outstanding Balance
WestLB, AG(1)	Revolving	June 2010	$175,000	$144,194	$30,806	One month LIBOR + 0.95%(7)	5.3%	$219,620
DZ Bank(1)	Revolving	November 2013	150,000	116,649	33,351	(3)	5.7%	138,252
Key Equipment Finance(1)	Term	June 2013	53,577	53,577	—	One month Commercial Paper + 1.55%	8.3%	97,086
Morgan Stanley/RBS - A	—	—	—	—	—	(4)	—%	169,548
Morgan Stanley/RBS - B	—	—	—	—	—	(4)	—%	19,717

			$378,577	$314,420	$64,157			$644,223

(1)	Collateralized by specific leases and loans and related equipment. As of December 31, 2009, $342.1 million of leases and loans and $23.1 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
(2)	Availability under these loans is subject to having eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.
(3)	Interest on each borrowing is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum
(4)	Balance at December 31, 2009 is zero due to the deconsolidation of LEAF Funding.
(5)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 8 – BANK DEBT – (Continued)

In November 2008, the Fund refinanced the balance of the Merrill Lynch facility with Deutsche Zentral-Genossenschaftsbank (DZ Bank).

In 2009, and again in February 2010, the Fund amended its revolving credit facility with WestLB AG. These amendments changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility increased to LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, these amendments reduced the availability under the facility to $175 million and adjusted our borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings. This revolving line of credit is collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.3%. The interest rate swaps terminate on various dates ranging from January 2013 to August 2015. Interest and principal are due monthly. If the WestLB facility is not extended at the time of renewal (June 2010), the Fund would not be required to make full repayment at the time of renewal. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

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

The Fund is subject to financial covenants under its debt facilities, including minimum tangible net worth, maximum leverage ratios and portfolio delinquency, that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of the Fund’s portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, the servicer of the Fund’s portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services the Fund’s portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as the Fund’s servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities.

As of December 31, 2009, the Fund was in compliance with the covenants under its debt facilities, except for two covenants under the DZ Bank revolving credit facility (the “DZ Bank Facility”). As of December 31, 2009, $116.6 million was outstanding under the DZ Bank Facility. Recourse under the DZ Bank Facility is limited to the amount of collateral pledged, which was $ 133.7 million as of December 31, 2009 plus 5% of the outstanding debt balance or $ 5.8 million as of December 31, 2009.

DZ Bank has provided the Fund with a waiver for these covenants through April 9, 2010. The Fund is in the process of negotiating an amendment to this agreement. While it is the Fund’s expectation that it will be able to reach an agreement with the lender, there can be no assurance that the Fund will be able to do so. The lender’s recourse under this facility is limited to the leases, loans and restricted cash pledged as collateral. If the Fund does not reach an agreement with the lender, all amounts owed under the credit facility would become immediately due and payable upon written notice from DZ Bank.

If the Fund does not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 8 – BANK DEBT – (Continued)

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2010	$131,474
2011	92,107
2012	57,077
2013	24,295
2014	7,318
Thereafter	2,149

$314,420

NOTE 9 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, $185.1 million notional of which are designated and qualify as cash flow hedges and $109.7 million related to the DZ Bank facility which are economic hedges but do not meet the strict hedge accounting requirements and are therefore undesignated as of December 31, 2009. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $7.8 million. As of December 31, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $7.8 million.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 9 – DERIVATIVE INSTRUMENTS – (Continued)

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009 and on the consolidated statement of operations for the years ended December 31, 2009 and 2008 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	$3,245	Other assets	$3
Interest rate swap contracts	181,828	Derivative liabilities at fair value	(6,052)

	185,073

Derivatives not designated as hedging instruments
Interest rate swap contracts	109,716	Derivative liabilities at fair value	$(1,510)

	$294,789

	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,			Year Ended December 31,
	2009	2008		2009	2008
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$2,319	$22,754	Interest expense	$(11,187)	$(10,428)

	Notional Amount	Statement of Operations Location	Year Ended December 31,
			2009	2008
Derivatives not designated as hedging instruments
Interest rate swap contracts	$109,716	Losses on derivative activities	$(1,777)	$(1,487)

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in accumulated other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the years ended December 31, 2009 and 2008, $1.1 million and $229,000, respectively, was recognized in accumulated other comprehensive loss and for the years ended December 31, 2009 and 2008, $240,000 and $140,000, respectively, was recognized in interest expense. As of December 31, 2009, the unamortized balance of $4.0 million is included in accumulated other comprehensive loss.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 9 – DERIVATIVE INSTRUMENTS – (Continued)

Assuming market rates remain constant with the rates as of December 31, 2009, $4.9 million of the $6.1 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 10 – FAIR VALUE MEASUREMENT

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

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the consolidate balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 10 – FAIR VALUE MEASUREMENT – (Continued)

Assets and (liabilities) measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Liabilities
Interest rate caps at December 31, 2009	$—	$3	$—	$3
Interest rate swaps at December 31, 2009	—	(7,562)	—	(7,562)
Interest rate caps at December 31, 2008	—	(6)	—	(6)
Interest rate swaps at December 31, 2008	—	(21,145)	—	(21,145)

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliate fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,		Period Ended December 31,
	2009	2008	2007
Acquisition fees	$1,022	$10,613	$11,107
Management fees	5,999	8,364	1,992
Administrative expenses	6,162	7,019	743
Organization and offering expense allowance	—	1,371	2,220
Underwriting fees	—	4,443	7,265

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

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance of 3% of the offering proceeds raised. This amount included reimbursement to Chadwick to use or the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units. Chadwick was paid an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2009, 2008 and 2007.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES – (Continued)

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s remaining Repurchase Liability at December 31, 2009 is $129,000. The Fund has recorded a liability of $66,000 to reflect the estimate of losses it expects to incur on assets repurchased. The liability is included in other liabilities on the consolidated balance sheets.

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level discussed above.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s management report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

NONE.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	57	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	50	President, Chief Operating Officer, Director and Secretary
Jonathan Z. Cohen	39	Director
Jeffrey F. Brotman	46	Director
Robert K. Moskovitz	53	Chief Financial Officer, and Assistant Secretary
David H. English	59	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	47	Executive Vice President — Investment Programs

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

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

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005.

Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.

Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

The board of directors of our General Partner has not adopted specific minimum qualifications for service on the board, but rather seeks a mixture of skills that are relevant to our business. The following presents a brief summary of the attributes of each director that led to the conclusion that such person should serve as a director:

Mr. DeMent has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Herman has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Cohen has extensive financial and operational experience, including as the chief executive officer of our general partner’s publicly traded parent company.

Mr. Brotman has significant experience in finance, as an attorney, and as the chief executive officer of a public company.

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.

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

Daniel G. Courtney has been Executive Vice President – Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President – Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President – Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner. Mr. Courtney was Senior Vice President with ATEL

Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003, Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 2,524 limited partners as of December 31, 2009.

(b)	In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2009, our General Partner owned 11,568 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2009, we were charged management fees by our General Partner of $6.0 million. Our General Partner will continue to receive 2% or 4% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8.5% per year on the aggregate amount paid for their units.

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

Our General Partner applies distributable cash first at 1% to our General Partner and 99% to our limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if our General Partner elects not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to our limited partners. For the year ended December 31, 2009, our General Partner received cash distributions of $103,000. Our General Partner also holds a 1.0% limited partner interest in us and, as a limited partner, was paid cash distributions of $106,000 for the year ended December 31, 2009.

Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the year ended December 31, 2009 were $1.0 million.

For the year ended December 31, 2009, we reimbursed our General Partner and its affiliate’s administrative expenses of $6.2 million.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $190,000, $342,041 and $41,000 in the years ended December 31, 2009 and 2008 and the period ended December 31, 2007, respectively.

Audit-Related Fees. We did not incur fees in 2009 for other services not included above.

Tax Fees. We did not incur fees in 2009 for other services not included above.

All Other Fees. We did not incur fees in 2009 for other services not included above.

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

Schedule II – Valuation and Qualifying Accounts- The requirements of Schedule II-Valuation and Qualifying Accounts have been included in the notes to Consolidated Financial Statements. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)

10.2	Receivables Loan and Security Agreement, dated as of November 21, 2008, among LEAF III C SPE, LLC, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, U.S. Bank, National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.3	Seventh Amendment to the Receivables Loan and Security Agreement dated as of November 13, 2008, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.4	Secured Loan Agreement dated as of June 19, 2007 among LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB AG, New York Branch (3)

10.5	Amendment No. 1 to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.6	Amendment No. 2 to Secured Loan Agreement dated as of December 21, 2007 among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.7	Amendment No. 4 to Secured Loan Agreement dated as of June 1, 2008, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (6)

10.8	Amendment No. 5 to Secured Loan Agreement dated as of March 6, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (2)

10.9	Loan and Security Agreement among LEAF III B SPE, LLC, U.S. Bank National Association and Key Equipment Finance Inc., dated as of May 30, 2008 (6)

10.10	Membership Interest Purchase Agreement dated as of April 22, 2008 between LEAF Funding, Inc. and LEAF Equipment Leasing Income Fund III, L.P. (5)

10.11	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (7)

10.12	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (8)

10.13	Amendment No. 6 to Secured Loan Agreement dated as of February 25, 2010, among West LB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Current Report on Form 8-K dated as of April 28, 2008 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

By: LEAF Asset Management, LLC, its General Partner

By: /s/ CRIT S. DEMENT
April 1, 2010	Crit S. Dement
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chairman of the Board and Chief Executive Officer of the General Partner	April 1, 2010
Crit S. Dement

/s/ Miles Herman	President, Chief Operating Officer and Director of the General Partner	April 1, 2010
Miles Herman

/s/ Robert K. Moskovitz	Chief Financial Officer and Treasurer of the General Partner	April 1, 2010
Robert K. Moskovitz

/s/ Jonathan Z. Cohen	Director of the General Partner	April 1, 2010
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	April 1, 2010
Jeffrey F. Brotman