Form 10-Q
period 2010-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2010-05-21
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$43	$21
Restricted cash	21,617	24,795
Accounts receivable	337	258
Investment in leases and loans, net	301,182	334,452
Deferred financing costs, net	2,854	3,575
Investment in affiliated leasing partnerships	1,056	864
Other assets	361	585

Total assets	$327,450	$364,550

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$281,678	$314,420
Accounts payable and accrued expenses	1,406	1,556
Other liabilities	828	1,125
Derivative liabilities at fair value	6,862	7,562
Due to affiliates	20,440	14,728

Total liabilities	$311,214	$339,391

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(785)	(686)
Limited partners	26,285	36,106
Accumulated other comprehensive loss	(9,264)	(10,261)

Total partners’ capital	16,236	25,159

Total liabilities and partners’ capital	$327,450	$364,550

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest on equipment financings	$6,610	$15,570
Rental income	1,320	1,119
(Losses) gains on sales of equipment and lease dispositions, net	(43)	276
Other	830	1,250

	8,717	18,215

Expenses:
Interest expense	4,499	12,957
Loss (gain) on derivative activities	600	(169)
Depreciation on operating leases	1,082	922
Provision for credit losses	7,026	6,222
General and administrative expenses	802	1,527
Administrative expenses reimbursed to affiliate	1,159	1,712
Management fees to affiliate	1,104	1,703

	16,272	24,874

Loss before equity in earnings of affiliate	(7,555)	(6,659)
Equity in earnings of affiliate	168	—

Net loss	(7,387)	(6,659)
Less: Net loss attributable to the noncontrolling interest	—	1,200

Net loss attributable to LEAF III’s partners	$(7,387)	$(5,459)

Net loss allocated to LEAF III’s limited partners	$(7,313)	$(5,404)

Weighted average number of limited partner units outstanding during the period	1,196,631	1,197,902

Net loss per weighted average limited partner unit	$(6.11)	$(4.51)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(In thousands, except unit data)

(Unaudited)

	General Partner Amount			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Comprehensive Income (Loss)
		Limited Partners
		Units	Amount
Balance, January 1, 2010	$(686)	1,196,631	$36,106	$(10,261)	$25,159
Cash distributions	(25)	—	(2,508)	—	(2,533)
Net loss	(74)	—	(7,313)	—	(7,387)	$(7,387)
Unrealized gains on financial derivatives	—	—	—	997	997	997

Balance, March 31, 2010	$(785)	1,196,631	$26,285	$(9,264)	$16,236	$(6,390)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to LEAF III’s Partners	$(7,387)	$(6,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	43	(276)
Equity in earnings of affiliate	(168)	—
Depreciation on operating leases	1,082	922
Provision for credit losses	7,026	6,222
Amortization of deferred financing costs	800	1,987
Amortization of loss on financial derivative	265	262
Amortization of interest rate caps	4	4
Gains on derivative hedging activities	30	(169)
Changes in operating assets and liabilities:
Accounts receivable	(79)	56
Other assets	222	(26)
Accounts payable and accrued expenses and other liabilities	(471)	23
Due to affiliates, net	5,712	4,910

Net cash provided by operating activities	7,079	7,256

Cash flows from investing activities:
Purchases of leases and loans	(11,858)	(36,867)
Proceeds from leases and loans	37,128	67,686
Proceeds from sale of leases and loans to third parties	—	(1,064)
Security deposits collected, net of returns	(151)	—
Investment in LEAF Funds JV2	—	(280)

Net cash provided by investing activities	25,119	29,475

Cash flows from financing activities:
Borrowings of bank debt	6,482	32,841
Repayment of bank debt	(39,224)	(71,170)
Decrease in restricted cash	3,178	2,836
Increase in deferred financing costs	(79)	(1,315)
Redemption of Limited Partners’ capital	—	(48)
Cash distributions to partners	(2,533)	(2,536)
Issuance of subsidiary shares to noncontrolling interest	—	735

Net cash used in financing activities	(32,176)	(38,657)

Increase (decrease) in cash	22	(1,926)
Cash, beginning of year	21	3,236

Cash, end of period	$43	$1,310

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

March 31, 2010

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in April 2013. The Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III A SPE, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately 4% ownership interest in LEAF Funding, LLC (“Funding LLC”). The Fund accounts for its interest in Funding LLC under the equity method of accounting.

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through March 31, 2010, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Significant Accounting Policies

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2010 and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally fully reserved less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2010 and December 31, 2009, the Fund had $15.5 million and $23.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting standards during the quarter ended March 31, 2010:

Subsequent Events. In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid for:
Interest	$4,121	$10,882

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Direct financing leases (a)	$207,816	$239,651
Loans (b)	93,878	103,021
Operating leases	9,918	9,180

	311,612	351,852
Allowance for credit losses	(10,430)	(17,400)

	$301,182	$334,452

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 15%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$226,408	$110,001	$262,844	$121,785
Unearned income	(25,707)	(14,975)	(30,474)	(17,447)
Residuals, net of unearned residual income (a)	8,142	—	8,401	—
Security deposits (b)	(1,027)	(1,148)	(1,120)	(1,317)

	$207,816	$93,878	$239,651	$103,021

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.
(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment	$18,238	$16,189
Accumulated depreciation	(8,187)	(6,890)
Security deposits	(133)	(119)

	$9,918	$9,180

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for credit losses, beginning of period	$17,400	$10,374
Provision for credit losses	7,026	6,222
Charge-offs	(14,285)	(4,261)
Recoveries	289	355

Allowance for credit losses, end of period	$10,430	$12,690

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of March 31, 2010 and December 31, 2009, the Fund had $15.5 million or 4.9% and $23.5 million or 6.7%, respectively, of leases and loans on non-accrual status.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2010 and December 31, 2009, deferred financing costs include $2.9 million, and $3.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2010 and December 31, 2009 is $2.0 million and $1.2 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31, are as follows (in thousands):

2011	$819
2012	745
2013	745
2014	498
2015	47

$2,854

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity Date	March 31, 2010
			Amount of Facility	Outstanding Balance	Available (2)	Interest rate per annum	Interest rate per annum adjusted for swaps (4)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	June 2010	$175,000	$129,955	$45,045	One month LIBOR + 0.95%	5.3%	$144,194
DZ Bank (1) (3)	Revolving	November 2013	140,000	103,735	36,265	(3)	4.1%	116,649
Key Equipment Finance (1)	Term	June 2013	47,988	47,988	—	One month Commercial Paper 1.55%	8.2%	53,577

			$362,988	$281,678	$81,310			$314,420

(1)	Collateralized by specific leases and loans and related equipment. As of March 31, 2010, $307.1 million of leases and loans and $18.9 million of restricted cash were pledged as collateral under the Fund’s credit facilities. WestLB also requires a 1% credit reserve on the outstanding line of credit.
(2)	Availability under these loans is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	Interest on each borrowing is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. Facility limit has been reduced to $140.0 million effective April 14, 2010.
(4)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

West LB

In February 2010, the Fund amended its revolving credit facility with WestLB AG. This amendment changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility is the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, these amendments reduced the availability under the facility to $175 million and adjusted the borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings. Lastly, if the WestLB facility is not extended at the time of renewal (June 2010), the Fund would not be required to make full repayment at the time of renewal. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Interest and principal are due monthly.

DZ Bank

On April 13, 2010, the Fund amended its revolving credit facility with DZ Bank. This amendment provides a permanent waiver for two covenants that had previously been waived temporarily. It also changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. The amendment reduced the availability under the facility from $150 million to $140 million and adjusted the borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings.

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

As of March 31, 2010, the Fund was in compliance with the covenants under its debt facilities except for two covenant breaches relating to LEAF Financial, the servicer of the Fund’s portfolio. One covenant is regarding minimum tangible net worth as per the WestLB agreement. The second is regarding managed portfolio delinquency as per the Key Equipment Finance agreement.

The Fund has requested waivers from both WestLB and Key Equipment Finance with respect to these breaches. Due to these breaches, WestLB and Key Equipment have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreements with WestLB and Key Equipment, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that LEAF Financial would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under the Fund’s other debt facilities and those lenders have remedies similar to that of WestLB and Key Equipment.

A default could occur that would have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. The lenders’ recourse under these facilities is limited to leases and loans and restricted cash pledged as collateral.

Debt repayments Estimated annual principal payments based on the lenders waiving covenant breaches on the Fund’s aggregate borrowings over the years ended March 31, are as follows (in thousands):

2011	$127,592
2012	80,555
2013	47,327
2014	18,790
2015	5,917
Thereafter	1,497

$281,678

NOTE 7 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, $160.2 million notional amount of which are designated and qualify as cash flow hedges and $97.5 million of which are economic hedges to the DZ Bank facility but do not meet the strict hedge accounting requirements and are, therefore, undesignated as of March 31, 2010. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $7.2 million. As of March 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $7.2 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and on the consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	$2,687	Other assets	$1
Interest rate swap contracts	157,519	Derivative liabilities at fair value	(5,322)

	160,206
Derivatives not designated as hedging instruments
Interest rate swap contracts	97,456	Derivative liabilities at fair value	$(1,540)

	$257,662

	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$651	$1,758	Interest expense	$(1,648)	$(3,497)

	Notional Amount		Three Months Ended March 31,
		Statement of Operations Location	2010	2009
Derivatives not designated as hedging instruments
Interest rate swap contracts	$97,456	(Loss) gain on derivative activities	$(600)	$169

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in accumulated other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three months ended March 31, 2010, $265,000 was recognized in accumulated other comprehensive gain and, $265,000 was recognized in interest expense. As of March 31, 2010, the unamortized balance of $3.8 million is included in accumulated other comprehensive loss.

Assuming market rates remain constant with the rates as of March 31, 2010, $4.2 million of the $5.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 8 – FAIR VALUE MEASUREMENT

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest rate caps at March 31, 2010	$—	$1	$—	$1
Interest rate swaps at March 31, 2010	$—	$(6,862)	$—	$(6,862)
Interest rate caps at December 31, 2009	$—	$3	$—	$3
Interest rate swaps at December 31, 2009	$—	$(7,562)	$—	$(7,562)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliate fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition fees	$233	$726
Management fees	1,104	1,703
Administrative expenses	1,159	1,712

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s initial maximum Repurchase Commitment was $327,000 and the Repurchase Commitment at March 31, 2010 and 2009 was $132,000 and $206,000, respectively. As of March 31, 2010 and 2009, the Fund has recorded a liability of $116,000 and $63,000, respectively, to reflect the estimate of losses it expects to incur on lease and loan repurchases under this arrangement. This liability is included in other liabilities on the consolidated balance sheets.

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund III, L.P. and Subsidiaries.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our maturity period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

Overview

We continued to be impacted by market uncertainties in the first quarter of 2010. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facilities.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

Information about Lease Portfolio

	March 31, 2010	December 31, 2009
Investment in leases and loans, net	$301,182	$334,452

Number of contracts	44,600	47,000
Number of individual end users (a)	36,200	38,000
Average original equipment cost	$15.0	$14.5
Average initial term (in months)	51	51

States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	41%	41%
Office Equipment	14%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	39%	38%
Transportation/Communication/Energy	13%	13%
Retail Trade	12%	12%
Manufacturing	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2010 and December 31, 2009, our outstanding debt was $281.7 million and $314.4 million, respectively.

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Three Months Ended March 31,				As of and for Year Ended December 31,
			Change
	2010	2009	$	%	2009
Investment in leases and loans before allowance for credit losses	$311,612	$657,258	$(345,646)	(53)%	$351,852
Less: allowance for credit losses	10,430	12,690	(2,260)	(18)%	17,400
Investment in leases and loans, net	301,182	644,568	(343,386)	(53)%	334,452
Weighted average investment in direct financing leases and loans before allowance for credit losses	328,991	653,494	(324,503)	(50)%	477,176
Non-performing assets	15,454	26,612	(11,158)	(42)%	23,521
Charge-offs, net of recoveries	13,996	3,906	10,090	258%	20,494
As a percentage of finance receivables:
Allowance for credit losses	3.35%	1.93%			4.95%
Non-performing assets	4.96%	4.05%			6.68%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.25%	0.60%			4.29%

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

Our net charge-offs increased in 2010 period compared to 2009 period due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$6,610	$15,570	$(8,960)	(58)%
Rental income	1,320	1,119	201	18%

(Losses) gains on sales of equipment and lease dispositions, net	(43)	276	(319)	(116)%
Other	830	1,250	(420)	(34)%

	8,717	18,215	(9,498)	(52)%

Expenses:
Interest expense	4,499	12,957	(8,458)	(65)%

Loss (gain) on derivative activities	600	(169)	769	(455)%
Depreciation on operating leases	1,082	922	160	17%
Provision for credit losses	7,026	6,222	804	13%
General and administrative expenses	802	1,527	(725)	(47)%
Administrative expenses reimbursed to affiliate	1,159	1,712	(553)	(32)%
Management fees to affiliate	1,104	1,703	(599)	(35)%

	16,272	24,874	(8,602)	(35)%

Loss before equity in earnings of affiliate	(7,555)	(6,659)	(896)	13%
Equity in earnings of affiliate	168	—	168	—%

Net loss	(7,387)	(6,659)	(728)	11%

Less: Net loss attributable to the noncontrolling interest	—	1,200	(1,200)	(100)%

Net loss attributable to LEAF III	$(7,387)	$(5,459)	$(1,928)	35%

Net loss allocated to LEAF III’s limited partners	$(7,313)	$(5,404)	$(1,909)	35%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $329.0 million for the three months ended March 31, 2010 as compared to $653.5 million for the three months ended March 31, 2009, a decrease of $324.5 million (50%). This decrease was primarily due to the deconsolidation of Funding LLC.

•	a decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2010 period compared to the 2009 period.

The decrease in total expenses was a result of the following:

•

a decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended March 31, 2010 and March 31, 2009 were $299.4 million and $619.3 million, respectively, at an effective interest rate of 6.4% and 7.1%, respectively. This decrease was primarily due to deconsolidation of Funding, LLC.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	a decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•	a decrease in general and administrative expenses principally due to a decrease in professional fees and storage expenses.

These decreases in total expenses were partially offset by the following:

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customer’s ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 4.96% as of March 31, 2010 as compared to 4.05% as of March 31, 2009.

•

an increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at March 31, 2010 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition. The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended March 31, 2010 and 2009 was $6.11 and $4.51, respectively, based on a weighted average number of limited partner units outstanding of 1,196,631 and 1,197,902, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$7,079	$7,256
Net cash provided by investing activities	25,119	29,475
Net cash used in financing activities	(32,176)	(38,657)

Increase (decrease) in cash	$22	$(1,926)

Partners’ distributions paid for the three months ended March 31, 2010 and 2009 were $2.5 million and $2.5 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital. Cumulative partner distributions paid from our inception to March 31, 2010 were approximately $24.3 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected and loan defaults resulting in poorer fund performance than projected.

Cash increased by $22,000, which was primarily due to an increase in amounts due to affiliates of $5.7 million and a decrease in restricted cash of $3.2 million. These were offset by a net debt repayment of $7.5 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $2.5 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2010.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of March 31, 2010 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
WestLB	Revolving	June 2010	$175,000	$129,955	$45,045	$148,564
DZ Bank	Revolving	November 2013	140,000	103,735	36,265	120,668
Key Equipment Finance	Term	June 2013	47,988	47,988	—	56,729

			$362,988	$281,678	$81,310	$325,961

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $5.2 million as of March 31, 2010. All facilities are collateralized by specific leases and loans and related equipment.

West LB

In February 2010, we amended our revolving credit facility with WestLB AG. This amendment changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility is LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, this amendment reduced the availability under the facility to $175 million and adjusted the borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. This revolving line of credit is collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of March 31, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.3%. The interest rate swaps terminate on various dates ranging from January 2013 to August 2015. Interest and principal are due monthly.

DZ Bank

In November 2008, we entered into a $150 million revolving credit facility with Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Interest on each borrowing under this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. In April 2010, we amended our revolving credit facility. These amendments changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. In addition, these amendments reduced the availability under the facility to $140 million and adjusted our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of March 31, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 4.1% and terminate on various dates ranging from February 2012 to September 2013.

Key Equipment Finance

In May 2008, we entered into a non-recourse loan agreement with Key Equipment Finance, Inc. Interest on this facility is calculated at one month commercial paper rate of lender plus 1.55% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of March 31, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 8.2%.

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

As of March 31, 2010, we were in compliance with the covenants under its debt facilities except for two covenant breaches relating to LEAF Financial, the servicer of our portfolio. One covenant was regarding minimum tangible net worth as per the WestLB agreement. The second was regarding managed portfolio delinquency as per the Key Equipment Finance agreement.

We have requested waivers from both WestLB and Key Equipment Finance with respect to these breaches. Due to these breaches, WestLB and Key Equipment have various remedies under our loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain waivers or to amend the covenants in our loan agreements with WestLB and Key Equipment, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that LEAF Financial would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under our other debt facilities and those lenders have remedies similar to that of WestLB and Key Equipment.

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

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt covenants.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $17.4 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, we have been successful in either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of March 31, 2010 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$281,678	$127,592	$127,882	$24,707	$1,497

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2010: Less than 1 year: $11.6 million; 1-3 years: $8.3 million; 4-5 years: $1.0 million; and after 5 years: $34,000.

The above table does not include expected payments related to the Repurchase Commitment (defined below) as of December 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Commitment”). Our maximum exposure under the Repurchase Commitment at March 31, 2010 is $132,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2010, our outstanding debt totaled $281.7 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates at 5.3%, 4.1% and 8.2%, for the WestLB, DZ Bank and Key Equipment Finance, Inc. debt facilities, respectively. At March 31, 2010, the notional amounts of the 22 interest rate swaps were $257.7 million. The interest rate swap agreements terminate on various dates ranging from February 2012 to August 2015.

The following sensitivity analysis table shows, at March 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(9,814)	$(6,861)	$(4,181)
Change in fair value	$(2,953)	—	$2,680
Change as a percent of fair value	43%	—	(39)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)

10.2	Receivables Loan and Security Agreement, dated as of November 21, 2008, among LEAF III C SPE, LLC, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, U.S. Bank, National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.3	Seventh Amendment to the Receivables Loan and Security Agreement dated as of November 13, 2008, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.4	Secured Loan Agreement dated as of June 19, 2007 among LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB AG, New York Branch (3)

10.5	Amendment No. 1 to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.6	Amendment No. 2 to Secured Loan Agreement dated as of December 21, 2007 among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.7	Amendment No. 4 to Secured Loan Agreement dated as of June 1, 2008, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (6)

10.8	Amendment No. 5 to Secured Loan Agreement dated as of March 6, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (2)

10.9	Loan and Security Agreement among LEAF III B SPE, LLC, U.S. Bank National Association and Key Equipment Finance Inc., dated as of May 30, 2008 (6)

10.10	Membership Interest Purchase Agreement dated as of April 22, 2008 between LEAF Funding, Inc. and LEAF Equipment Leasing Income Fund III, L.P. (5)

10.11	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (7)

10.12	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (8)

10.13	Amendment No. 6 to Secured Loan Agreement dated as of February 25, 2010, among West LB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (9)

10.14	Amendment No. 1 to Receivables Loan and Security Agreement, dated as of April 14, 2010 among LEAF III C SPE, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P. and Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Current Report on Form 8-K dated as of April 28, 2008 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

By: LEAF Asset Management, LLC, its General Partner

By: /s/ CRIT S. DEMENT
May 21, 2010	Crit S. Dement
Chairman and Chief Executive Officer

By: /s/ ROBERT K. MOSKOVITZ
May 21, 2010	Robert K. Moskovitz
Chief Financial Officer