Form 10-Q
period 2010-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2010-08-16
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

110 South Poplar Street, Suite 101, Wilmington, Delaware 19801

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash	$386	$21
Restricted cash	18,596	24,795
Accounts receivable	271	258
Investment in leases and loans, net	259,737	334,452
Deferred financing costs, net	3,176	3,575
Investment in affiliated leasing partnerships	990	864
Other assets	313	585

Total assets	$283,469	$364,550

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$240,581	$314,420
Note payable	5,000	—
Accounts payable and accrued expenses	1,468	1,556
Other liabilities	731	1,125
Derivative liabilities at fair value	6,029	7,562
Due to affiliates	19,355	14,728

Total liabilities	273,164	339,391

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(854)	(686)
Limited partners	19,389	36,106
Accumulated other comprehensive loss	(8,230)	(10,261)

Total partners’ capital	10,305	25,159

Total liabilities and partners’ capital	$283,469	$364,550

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$6,019	$14,353	$12,629	$29,923
Rental income	1,235	1,181	2,555	2,300
(Losses) gains on sales of equipment and lease dispositions, net	(66)	435	(109)	711
Other	1,000	1,224	1,830	2,474

	8,188	17,193	16,905	35,408

Expenses:
Interest expense	3,638	11,877	8,137	24,141
Losses on derivative activities	422	81	1,022	605
Depreciation on operating leases	1,014	986	2,096	1,908
Provision for credit losses	4,789	5,323	11,815	11,545
General and administrative expenses	344	1,443	1,146	2,970
Administrative expenses reimbursed to affiliate	1,132	1,742	2,291	3,454
Management fees to affiliate	1,078	1,692	2,182	3,395

	12,417	23,144	28,689	48,018

Loss before equity in (loss) earnings of affiliate	(4,229)	(5,951)	(11,784)	(12,610)
Equity in (loss) earnings of affiliate	(66)	—	102	—

Net loss	(4,295)	(5,951)	(11,682)	(12,610)
Less: Net loss attributable to the noncontrolling interest	—	1,490	—	2,690

Net loss attributable to LEAF III	$(4,295)	$(4,461)	$(11,682)	$(9,920)

Net loss allocated to LEAF III’s limited partners	$(4,252)	$(4,416)	$(11,565)	$(9,821)

Weighted average number of limited partner units outstanding during the period	1,195,751	1,196,970	1,196,189	1,197,433

Net loss per weighted average limited partner unit	$(3.56)	$(3.69)	$(9.67)	$(8.20)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	General Partner Amount			Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Comprehensive Income (Loss)
		Limited Partners
		Units	Amount
Balance, January 1, 2010	$(686)	1,196,631	$36,106	$(10,261)	$25,159
Cash distributions	(51)	—	(5,070)	—	(5,121)
Redemption of limited partnership units	—	(1,000)	(82)	—	(82)
Net loss	(117)	—	(11,565)	—	(11,682)	$(11,682)
Unrealized gains on financial derivatives	—	—	—	1,501	1,501	1,501
Amortization of loss on financial derivative	—	—	—	530	530	530

Balance, June 30, 2010	$(854)	1,195,631	$19,389	$(8,230)	$10,305	$(9,651)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,682)	$(9,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	—	(2,690)
Losses (gains) on sales of equipment and lease dispositions, net	109	(711)
Equity in loss of affiliate	(102)	—
Depreciation	2,096	1,908
Provision for credit losses	11,815	11,545
Amortization of deferred financing costs	1,178	4,163
Amortization of loss on financial derivative	530	530
Amortization of interest rate caps	8	4
Gains on derivative hedging activities	(37)	(803)
Changes in operating assets and liabilities:
Accounts receivable	(13)	(109)
Other assets	269	56
Accounts payable and accrued expenses and other liabilities	(506)	(774)
Due to affiliates	4,627	8,543

Net cash provided by operating activities	8,292	11,742

Cash flows from investing activities:
Purchases of leases and loans	(11,858)	(47,938)
Proceeds from leases and loans	72,856	135,435
Security deposits collected, net of returns	(303)	(2,211)
Investment in LEAF Funds JV2	—	(382)

Net cash provided by investing activities	60,695	84,904

Cash flows from financing activities:
Borrowings of bank debt	6,482	42,208
Repayment of bank debt	(80,321)	(139,928)
Borrowings on note payable	5,000	—
Decrease in restricted cash	6,199	3,658
Increase in deferred financing costs	(779)	(1,359)
Redemption of Limited Partners’ capital	(82)	(126)
Cash distributions to partners	(5,121)	(5,127)
Issuance of subsidiary shares to noncontrolling interest	—	980

Net cash used in by financing activities	(68,622)	(99,694)

Increase (decrease) in cash	365	(3,048)
Cash, beginning of period	21	3,236

Cash, end of period	$386	$188

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III B SPE, LLC, and LEAF III C SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately 4% ownership interest in LEAF Funding, LLC (“Funding LLC”). The Fund accounts for its interest in Funding LLC under the equity method of accounting.

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through June 30, 2010, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and six months ended June 30, 2010 and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally written-off less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of June 30, 2010 and December 31, 2009, the Fund had $8.1 million and $23.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the quarter ended June 30, 2010:

Subsequent Events. In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$3,552	$10,432	$7,673	$21,314

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Direct financing leases (a)	$177,872	$239,651
Loans (b)	84,222	103,021
Operating leases	8,423	9,180

	270,517	351,852
Allowance for credit losses	(10,780)	(17,400)

	$259,737	$334,452

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$192,451	$98,216	$262,844	$121,785
Unearned income	(21,264)	(12,890)	(30,474)	(17,447)
Residuals, net of unearned residual income (a)	7,607	—	8,401	—
Security deposits	(922)	(1,104)	(1,120)	(1,317)

	$177,872	$84,222	$239,651	$103,021

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment	$16,945	$16,189
Accumulated depreciation	(8,392)	(6,890)
Security deposits	(130)	(119)

	$8,423	$9,180

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$10,430	$12,690	$17,400	$10,374
Provision for credit losses	4,789	5,323	11,815	11,545
Charge-offs	(4,861)	(6,437)	(19,146)	(10,697)
Recoveries	422	584	711	938

Allowance for credit losses, end of period	$10,780	$12,160	$10,780	$12,160

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of June 30, 2010 and December 31, 2009, the Fund had $8.1 million, or 3.0%, and $23.5 million, or 6.7%, respectively, of leases and loans on non-accrual status.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2010 and December 31, 2009, deferred financing costs include $3.2 million and $3.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2010 and December 31, 2009 is $2.4 million and $1.2 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30, are as follows (in thousands):

2011	$997
2012	908
2013	849
2014	422

$3,176

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

			June 30, 2010
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available (2)	Interest rate per annum	Interest rate per annum adjusted for swaps (4)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	June 2010	$175,000	$110,458	$—	One month LIBOR + 0.95%	5.2%	$144,194
DZ Bank (1) (3)	Revolving	November 2013	140,000	90,854	49,146	(3)	4.1%	53,577
Key Equipment Finance (1)	Term	June 2013	39,269	39,269	—	One month Commercial Paper 1.55%	9.4%	116,649

			$354,269	$240,581	$49,146			$314,420

(1)	Collateralized by specific leases and loans and related equipment. As of June 30, 2010, $266.7 million of leases and loans and $16.5 million of restricted cash were pledged as collateral under the Fund’s credit facilities. WestLB also requires a 1% credit reserve on the outstanding line of credit.
(2)	Availability under these loans is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	Interest on each borrowing is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. Facility limit has been reduced to $140.0 million effective April 13, 2010.
(4)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

West LB

In February 2010, the Fund amended its revolving credit facility with WestLB AG. This amendment changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility is the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, these amendments reduced the availability under the facility to $175 million and adjusted the borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, the Fund would not be required to make immediate full repayment. Rather, the Fund would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. Interest and principal are due monthly.

DZ Bank

On April 13, 2010, the Fund amended its revolving credit facility with DZ Bank. This amendment provides a permanent waiver for two covenants that had previously been waived temporarily. It also eases certain performance covenants in light of the current economic recession. The amendment reduced the availability under the facility from $150 million to $140 million and adjusted the borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on borrowings.

The Fund is subject to certain financial covenants related to its debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure its equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service its portfolio. These entities include the Fund’s General Partner and certain other affiliates involved in the sourcing and servicing of its portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Fund’s General Partner’s managed entities.

As of June 30, 2010, the Fund had incurred multiple breaches under the covenants noted above regarding the Fund’s debt facilities and covenant breaches relating to the affiliate that originates and services the Fund’s leases and loans. The Fund has requested waivers from WestLB, DZBank and Key Equipment Finance with respect to these breaches. Due to these breaches, WestLB, DZ Bank and Key Equipment Finance have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreements with WestLB, DZ Bank and Key Equipment Finance, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services the Fund’s leases and loans would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under the Fund’s other debt facilities and those lenders have remedies similar to that of WestLB, DZ Bank and Key Equipment Finance.

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

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended June 30 and thereafter, are as follows (in thousands):

2011	$109,425
2012	72,842
2013	38,928
2014	14,013
2015	4,169
Thereafter	1,204

$240,581

NOTE 7 – NOTE PAYABLE

Broadpoint Products Corp. In April 2010, the Fund entered into a $5 million term loan with Broadpoint Products Corp. Interest payments are made on monthly basis on this loan based on a rate of 10% per annum. This facility matures on October 23, 2011.

NOTE 8 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise, because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $6.3 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	$2,188	Other assets	$—
Interest rate swap contracts	134,761	Derivative liabilities at fair value	(4,556)

	136,949

Derivatives not designated as hedging instruments
Interest rate swap contracts	$85,940	Derivative liabilities at fair value	$(1,473)

	$222,889

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$(355)	$39	Interest expense	$(1,389)	$(3,130)

	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$(1,006)	$(1,719)	Interest expense	$(3,037)	$(6,628)

	Notional Amount	Statement of Operations Location	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives not designated as hedging instruments
Interest rate swap contracts	$85,940	Losses on derivative activities	$(422)	$(1,022)

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in accumulated other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three and six months ended June 30, 2010, $265,000 and $530,000, respectively, was recognized in accumulated other comprehensive gain and $265,000 and $530,000, respectively, was recognized in interest expense. As of June 30, 2010, the unamortized balance of $3.5 million is included in accumulated other comprehensive loss.

Assuming market rates remain constant with those at June 30, 2010, $2.5 million of the $3.6 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 9 – FAIR VALUE MEASUREMENT

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest rate caps at June 30, 2010	$—	$—	$—	$—
Interest rate swaps at June 30, 2010	$—	$(6,029)	$—	$(6,029)
Interest rate caps at December 31, 2009	$—	$3	$—	$3
Interest rate swaps at December 31, 2009	$—	$(7,562)	$—	$(7,562)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees	$—	$218	$233	$945
Management fees	1,078	1,692	2,182	3,395
Administrative expenses	1,132	1,742	2,291	3,454

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party in July 2008, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Commitment”). The Fund’s initial maximum Repurchase Commitment was $327,000, and the Repurchase Commitment at June 30, 2010 and 2009 was $142,000 and $184,000, respectively. As of June 30, 2010 and 2009, the Fund has recorded a liability of $112,000 and $49,000, respectively, to reflect the estimate of losses it expects to incur on lease and loan repurchases under this arrangement. This liability is included in other liabilities on the consolidated balance sheets.

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

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund III, L.P. and its Subsidiaries.

General

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (our “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008, we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

Overview

At the time of our commencement, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. It is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years. The recession has been severe and its consequences broadly felt. Many well-known major financial institutions failed and others had to be bailed out. Unemployment soared to generational highs and has remained at such levels. Bank lending was severely reduced and became more expensive. In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow. If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary debt facilities matured and we had to extend, renew or refinance them, our costs increased. Most significantly, we had to reduce our debt on the leases previously financed. The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases. The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases. All of this happened while losses increased. The small businesses that represent our typical leasing customer have suffered through the recession. The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm. In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $19.4 million from inception through June 30, 2010, in order to preserve cash for us.

To date, limited partners have received total distributions ranging from approximately 16% to 25% of their original amount invested, depending upon when the investment was made. Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. However, we cannot continue to support 8.5% distributions, and beginning in August 2010, distributions will be lowered to 2.0%. The July 2010 distribution was made at the 8.5% rate. Additionally, the General Partner will not earn additional management fees for future services.

We continued to be impacted by market uncertainties in the second quarter of 2010 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

Information about Lease Portfolio

	June 30, 2010	December 31, 2009
Investment in leases and loans, net	$259,737	$334,452

Number of contracts	40,400	47,000
Number of individual end users (a)	32,900	38,000
Average original equipment cost	$15.3	$14.5
Average initial term (in months)	53	51

States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	39%	41%
Office Equipment	14%	13%
Medical Equipment	10%	9%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	40%	38%
Transportation/Communication/Energy	13%	13%
Retail Trade	12%	12%
Manufacturing	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2010 and December 31, 2009, our outstanding bank debt was $240.6 million and $314.4 million, respectively.

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Six Months Ended June 30,				As of and for the Year Ended December 31, 2009
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$270,517	$594,855	$(324,338)	(55)%	$351,852
Less: allowance for credit losses	10,780	12,160	(1,380)	(11)%	17,400

Investment in leases and loans, net	259,737	582,695	(322,958)	(55)%	334,452

Weighted average investment in direct financing leases and loans before allowance for credit losses	$306,379	$633,967	(327,588)	(52)%	$477,176
Non-performing assets	$8,076	$27,835	(19,759)	(71)%	$23,521
Charge-offs, net of recoveries	$18,435	$9,759	8,676	89%	$20,494
As a percentage of finance receivables:
Allowance for credit losses	3.98%	2.04%			4.95%
Non-performing assets	2.99%	4.68%			6.68%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.02%	1.54%			4.29%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the current economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the U.S has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the U.S. economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$6,019	$14,353	$(8,334)	(58)%
Rental income	1,235	1,181	54	5%

(Losses) gains on sales of equipment and lease dispositions, net	(66)	435	(501)	(115)%
Other	1,000	1,224	(224)	(18)%

	8,188	17,193	(9,005)	(52)%

Expenses:
Interest expense	3,638	11,877	(8,239)	(69)%
Losses on derivative activities	422	81	341	—%
Depreciation on operating leases	1,014	986	28	3%
Provision for credit losses	4,789	5,323	(534)	(10)%
General and administrative expenses	344	1,443	(1,099)	(76)%
Administrative expenses reimbursed to affiliate	1,132	1,742	(610)	(35)%
Management fees to affiliate	1,078	1,692	(614)	(36)%

	12,417	23,144	(10,727)	(46)%

Loss before equity in loss of affiliate	(4,229)	(5,951)	1,722
Equity in loss of affiliate	(66)	—	(66)	—%

Net loss	(4,295)	(5,951)	1,656
Less: Net loss attributable to the noncontrolling interest	—	1,490	(1,490)

Net loss attributable to LEAF III	$(4,295)	$(4,461)	$166

Net loss allocated to LEAF III’s limited partners	$(4,252)	$(4,416)	$164

The decrease in total revenues was primarily attributable to the following:

•

A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $284.0 million for the three months ended June 30, 2010 as compared to $613.7 million for the three months ended June 30, 2009, a decrease of $329.7 million (54%). This decrease was primarily due to the deconsolidation of Funding LLC following an asset sale. See “ – Liquidity and Capital Resources.”

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

The decrease in total expenses was a result of the following:

•

A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended June 30, 2010 and June 30, 2009 were $262.7 million and $579.8 million, respectively. This decrease was primarily due to deconsolidation of Funding LLC. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

•	A decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•	A decrease in general and administrative expenses principally due to a decrease in professional fees and storage expenses.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

These decreases in total expenses were partially offset by the following:

•	An increase in depreciation on operating leases related to our increase in our investment in operating leases.

•

An increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at June 30, 2010 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended June 30, 2010 and 2009 was $3.56 and $3.69, respectively, based on a weighted average number of limited partner units outstanding of 1,195,751 and 1,196,970 respectively.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$12,629	$29,923	$(17,294)	(58)%
Rental income	2,555	2,300	255	11%

(Losses) gains on sales of equipment and lease dispositions, net	(109)	711	(820)	(115)%
Other	1,830	2,474	(644)	(26)%

	16,905	35,408	(18,503)	(52)%

Expenses:
Interest expense	8,137	24,141	(16,004)	(66)%
Losses on derivative activities	1,022	605	417	69%
Depreciation on operating leases	2,096	1,908	188	10%
Provision for credit losses	11,815	11,545	270	2%
General and administrative expenses	1,146	2,970	(1,824)	(61)%
Administrative expenses reimbursed to affiliate	2,291	3,454	(1,163)	(34)%
Management fees to affiliate	2,182	3,395	(1,213)	(36)%

	28,689	48,018	(19,329)	(40)%

Loss before equity in earnings of affiliate	(11,784)	(12,610)	826
Equity in earnings of affiliate	102	—	102	—%

Net loss	(11,682)	(12,610)	928
Less: Net loss attributable to the noncontrolling interest	—	2,690	(2,690)

Net loss attributable to LEAF III	$(11,682)	$(9,920)	$(1,762)

Net loss allocated to LEAF III’s limited partners	$(11,565)	$(9,821)	$(1,744)

The decrease in total revenues was primarily attributable to the following:

•

A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $306.4 million for the six months ended June 30, 2010 as compared to $634.0 million for the six months ended June 30, 2009, a decrease of $327.6 million (52%). This decrease was primarily due to the deconsolidation of Funding LLC following an asset sale. See “ – Liquidity and Capital Resources.”

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

The decrease in total expenses was a result of the following:

•

A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the six months ended June 30, 2010 and June 30, 2009 were $280.9 million and $599.4 million, respectively. This decrease was primarily due to deconsolidation of Funding LLC. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

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

•

An increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customer’s ability to make payments on their leases and loans.

•

An increase in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at June 30, 2010 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the six months ended June 30, 2010 and 2009 was $9.67 and $8.20, respectively, based on a weighted average number of limited partner units outstanding of 1,196,189 and 1,197,433 respectively.

Liquidity and Capital Resources

Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$8,292	$11,742
Net cash provided by investing activities	60,695	84,904
Net cash used in by financing activities	(68,622)	(99,694)

Increase (decrease) in cash	$365	$(3,048)

Partners’ distributions paid for the six months ended both June 30, 2010 and 2009 were $5.1 million. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital. Cumulative partner distributions paid from our inception to June 30, 2010 were approximately $27.0 million.

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

Cash increased by $365,000, which was primarily due to an increase in amounts due to affiliates of $4.6 million and a decrease in restricted cash of $6.2 million. These were offset by a net debt repayment of $7.8 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $5.1 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2010.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of June 30, 2010 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
WestLB	Revolving	June 2010	$175,000	$110,458	$64,542	$127,990
DZ Bank	Revolving	November 2013	140,000	90,854	49,146	108,527
Key Equipment Finance	Term	June 2013	39,269	39,269	—	46,694
Broadpoint Products Corp.	Term	October 2011	5,000	5,000	—	—

			$359,269	$245,581	$113,688	$283,211

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $4.5 million as of June 30, 2010. All facilities are collateralized by specific leases and loans and related equipment.

West LB

In February 2010, we amended our revolving credit facility with WestLB AG. This amendment changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility is LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, this amendment reduced the availability under the facility to $175 million and adjusted the borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. This revolving line of credit is collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of June 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.2%. The interest rate swaps terminate on various dates ranging from January 2013 to August 2015. Interest and principal are due monthly. This credit facility expired on June 30, 2010. Renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged.

DZ Bank

In November 2008, we entered into a $150 million revolving credit facility with Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Interest on each borrowing under this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. In April 2010, we amended our revolving credit facility. These amendments changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. In addition, these amendments reduced the availability under the facility to $140 million and adjusted our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of June 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 4.1% and terminate on various dates ranging from February 2012 to September 2013.

Key Equipment Finance

In May 2008, we entered into a non-recourse loan agreement with Key Equipment Finance, Inc. Interest on this facility is calculated at one month commercial paper rate of lender plus 1.55% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of June 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 9.4%.

Broadpoint Products Corp.

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments are made on monthly basis on this loan based on a rate of 10% per annum. This facility matures on October 23, 2011.

We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to us and our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders’ with information about the financial viability of the entities that service our portfolio. These entities include us, our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of June 30, 2010, we had incurred multiple breaches under the covenants noted above regarding our debt facilities and covenant breaches relating to the affiliate that services our leases and loans. We have requested waivers from WestLB, DZBank and Key Equipment Finance with respect to these breaches. Due to these breaches, WestLB, DZ Bank and Key Equipment Finance have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain waivers or to amend the covenants in our loan agreements with WestLB, DZ Bank and Key Equipment Finance, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services our leases and loans would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under our other debt facilities and those lenders have remedies similar to that of WestLB, DZBank and Key Equipment.

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

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2010, our credit evaluation indicated a need for an allowance for credit losses of $10.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2010, our outstanding bank debt totaled $240.6 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates at 5.2%, 4.1% and 9.4%, for the WestLB, DZ Bank and Key Equipment Finance, Inc. debt facilities, respectively. At June 30, 2010, the notional amounts of the 22 interest rate swaps were $222.9 million. The interest rate swap agreements terminate on various dates ranging from February 2012 to August 2015.

The following sensitivity analysis table shows, at June 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	(8,540)	(6,029)	(3,873)
Change in fair value	(2,511)	—	2,156
Change as a percent of fair value	42%	—	(36)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)

10.2	Receivables Loan and Security Agreement, dated as of November 21, 2008, among LEAF III C SPE, LLC, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, U.S. Bank, National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.3	Secured Loan Agreement dated as of June 19, 2007 among LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB AG, New York Branch (3)

10.4	Amendment No. 1 to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.5	Amendment No. 2 to Secured Loan Agreement dated as of December 21, 2007 among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.6	Amendment No. 4 to Secured Loan Agreement dated as of June 1, 2008, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (5)

10.7	Amendment No. 5 to Secured Loan Agreement dated as of March 6, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (2)

10.8	Loan and Security Agreement among LEAF III B SPE, LLC, U.S. Bank National Association and Key Equipment Finance Inc., dated as of May 30, 2008 (5)

10.09	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (6)

10.10	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (7)

10.11	Amendment No. 6 to Secured Loan Agreement dated as of February 25, 2010, among West LB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (8)

10.12	Amendment No. 1 to Receivables Loan and Security Agreement, dated as of April 13, 2010 among LEAF III C SPE, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (9)

10.13	Agreement dated as of April 30, 2010 between LEAF Equipment Leasing Income Fund III, L.P. and Broadpoint Products Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

By: LEAF Asset Management, LLC, its General Partner

By: /s/ CRIT S. DEMENT
August 16, 2010	Crit S. Dement
Chairman and Chief Executive Officer

By: /s/ ROBERT K. MOSKOVITZ
August 16, 2010	Robert K. Moskovitz
Chief Financial Officer