Form 10-Q
period 2010-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2010-11-15
CIK 1376074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Cons olidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash	$70	$21
Restricted cash	18,374	24,795
Accounts receivable	276	258
Investment in leases and loans, net	221,833	334,452
Deferred financing costs, net	3,192	3,575
Investment in affiliated leasing partnerships	905	864
Other assets	262	585

Total assets	$244,912	$364,550

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Bank debt	$206,109	$314,420
Note payable	5,000	—
Accounts payable and accrued expenses	830	1,556
Other liabilities	871	1,125
Derivative liabilities at fair value	5,479	7,562
Due to affiliates	19,905	14,728

Total liabilities	238,194	339,391

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(898)	(686)
Limited partners	15,062	36,106
Accumulated other comprehensive loss	(7,446)	(10,261)

Total partners’ capital	6,718	25,159

Total liabilities and partners’ capital	$244,912	$364,550

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$5,184	$11,452	$17,728	$41,327
Rental income	1,129	1,206	3,684	3,506
Gains on sales of equipment and lease dispositions, net	250	189	226	948
Other	600	933	2,430	3,407

	7,163	13,780	24,068	49,188

Expenses:
Interest expense	3,086	8,581	11,223	32,722
Losses on derivative activities	389	914	1,411	1,519
Depreciation on operating leases	973	997	3,069	2,905
Provision for credit losses	4,020	6,637	15,835	18,182
General and administrative expenses	613	1,320	1,759	4,290
Administrative expenses reimbursed to affiliate	818	1,370	3,109	4,824
Management fees to affiliate	296	1,430	2,478	4,825

	10,195	21,249	38,884	69,267

Loss before equity in (loss) earnings of affiliate	(3,032)	(7,469)	(14,816)	(20,079)
Equity in (loss) earnings of affiliate	(85)	(40)	17	(40)

Net loss	(3,117)	(7,509)	(14,799)	(20,119)
Less: Net loss attributable to the noncontrolling interest	—	571	—	3,261

Net loss attributable to LEAF III	$(3,117)	$(6,938)	$(14,799)	$(16,858)

Net loss allocated to LEAF III’s limited partners	$(3,086)	$(6,869)	$(14,651)	$(16,689)

Weighted average number of limited partner units outstanding during the period	1,195,631	1,196,631	1,196,001	1,197,163

Net loss per weighted average limited partner unit	$(2.58)	$(5.74)	$(12.25)	$(13.94)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	General			Accumulated Other	Total
	Partner Amount	Limited Partners		Comprehensive Income (Loss)	Partners’ Capital	Comprehensive Income (Loss)
		Units	Amount
Balance, January 1, 2010	$(686)	1,196,631	$36,106	$(10,261)	$25,159
Cash distributions	(64)	—	(6,311)	—	(6,375)
Redemption of limited partnership units	—	(1,000)	(82)	—	(82)
Net loss	(148)	—	(14,651)	—	(14,799)	$(14,799)
Unrealized gains on financial derivatives	—	—	—	2,020	2,020	2,020
Amortization of loss on financial derivative	—	—	—	795	795	795

Balance, September 30, 2010	$(898)	1,195,631	$15,062	$(7,446)	$6,718	$(11,984)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,799)	$(16,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	—	(3,261)
Losses (gains) on sales of equipment and lease dispositions, net	(226)	(948)
Equity in loss of affiliate	(17)	40
Depreciation	3,069	2,905
Provision for credit losses	15,835	18,182
Amortization of deferred financing costs	1,433	5,694
Amortization of loss on financial derivative	795	795
Amortization of interest rate caps	12	8
Gains on derivative hedging activities	(72)	(619)
Changes in operating assets and liabilities:
Accounts receivable	(18)	(122)
Other assets	320	(154)
Accounts payable and accrued expenses and other liabilities	(1,004)	(870)
Due to affiliates	5,177	5,585

Net cash provided by operating activities	10,505	10,377

Cash flows from investing activities:
Purchases of leases and loans	(11,858)	(48,761)
Proceeds from leases and loans	106,237	188,696
Security deposits collected, net of returns	(438)	(2,101)
Investment in LEAF Funds JV2	—	(428)
Proceeds from sale of interest in LEAF Funding, LLC, net of cash sold	—	8,382

Net cash provided by investing activities	93,941	145,788

Cash flows from financing activities:
Borrowings of bank debt	6,482	42,208
Repayment of bank debt	(114,793)	(201,055)
Borrowings on note payable	5,000	—
Decrease in restricted cash	6,421	7,925
Increase in deferred financing costs	(1,050)	(1,398)
Redemption of Limited Partners’ capital	(82)	(126)
Cash distributions to partners	(6,375)	(7,717)
Issuance of subsidiary shares to noncontrolling interest	—	1,225

Net cash used in by financing activities	(104,397)	(158,938)

Increase (decrease) in cash	49	(2,773)
Cash, beginning of period	21	3,236

Cash, end of period	$70	$463

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company, and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of April 24, 2008, the Fund raised $120.0 million by selling 1.2 million of its limited partner units. It commenced operations in March 2007.

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

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through September 30, 2010, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Reclassification

A reclassification has been made to the 2009 consolidated financial statements to conform to the 2010 presentation. In the statement of operations, renewal income of approximately $9 thousand for the third quarter and $60 thousand for the nine months ended September 30, 2009, that was previously included in “Interest on equipment financings” has been reclassified to “Gains on sales of equipment and lease dispositions, net”. This corresponding reclassification has also been made in the 2009 statement of cash flows.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2010 and 2009.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of September 30, 2010 and December 31, 2009, the Fund had $14.4 million and $23.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Fund as of December 15, 2010. The Fund does not anticipate that adoption will have a significant effect on its consolidated financial statements.

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the nine months ended September 30, 2010:

Subsequent Events. In February 2010, FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Transfers of financial assets. In June 2009, the FASB issued guidance for accounting for transfers of financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures. This statement is effective for fiscal years beginning after November 15, 2009. Adoption of this statement did not have a material impact on the Fund’s consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$3,071	$7,831	$10,744	$29,145

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Direct financing leases (a)	$149,750	$239,651
Loans (b)	75,768	103,021
Operating leases	7,295	9,180

	232,813	351,852
Allowance for credit losses	(10,980)	(17,400)

	$221,833	$334,452

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$161,099	$88,344	$262,844	$121,785
Unearned income	(17,302)	(11,569)	(30,474)	(17,447)
Residuals, net of unearned residual income (a)	6,796	—	8,401	—
Security deposits	(843)	(1,007)	(1,120)	(1,317)

	$149,750	$75,768	$239,651	$103,021

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Equipment	$16,326	$16,189
Accumulated depreciation	(8,901)	(6,890)
Security deposits	(130)	(119)

	$7,295	$9,180

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$10,780	$12,160	$17,400	$10,374
Provision for credit losses	4,020	6,637	15,835	18,182
Charge-offs	(4,868)	(5,607)	(24,014)	(16,304)
Recoveries	1,048	360	1,759	1,298
Deconsolidation of LEAF Funding, LLC	—	(3,270)	—	(3,270)

Allowance for credit losses, end of period	$10,980	$10,280	$10,980	$10,280

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of September 30, 2010 and December 31, 2009, the Fund had $14.4 million, or 6.2%, and $23.5 million, or 6.7%, respectively, of leases and loans on non-accrual status.

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2010 and December 31, 2009, deferred financing costs include $3.2 million and $3.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of September 30, 2010 and December 31, 2009 is $2.7 million and $1.2 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending September 30, are as follows (in thousands):

2011	$1,071
2012	948
2013	876
2014	297

$3,192

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

			September 30, 2010
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available (2)	Interest rate per annum	Interest rate per annum adjusted for swaps (4)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	June 2010	$175,000	$94,557	$—	One month LIBOR + 2.50%	5.1%	$144,194
DZ Bank (1) (3)	Revolving	November 2013	140,000	79,853	60,147	(3)	4.1%	116,649
Key Equipment Finance (1)	Term	June 2013	31,699	31,699	—	One month Commercial Paper 1.55%	7.9%	53,577

			$346,699	$206,109	$60,147			$314,420

(1)	Collateralized by specific leases and loans and related equipment. As of September 30, 2010, $229.9 million of leases and loans and $15.8 million of restricted cash were pledged as collateral under the Fund’s credit facilities. WestLB also requires a 1% credit reserve on the outstanding line of credit.
(2)	Availability under these loans is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	Interest on each borrowing is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. Facility limit has been reduced to $140.0 million effective April 13, 2010.
(4)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

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

The Fund is subject to certain financial covenants related to its credit facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure its equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, the Fund’s credit facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service its portfolio. These entities include the Fund’s General Partner and certain other affiliates involved in the sourcing and servicing of its portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Fund’s General Partner’s managed entities.

As of September 30, 2010, the Fund had incurred multiple breaches under the covenants noted above regarding the Fund’s credit facilities and covenant breaches relating to the affiliate that originates and services the Fund’s leases and loans. The Fund has requested waivers from WestLB, DZBank and Key Equipment Finance with respect to these breaches. On November 2, 2010, Key

Equipment Finance issued a temporary waiver until December 31, 2010 for breaches related to the affiliate that originates and services the Fund’s lease and loans.

Due to these breaches, WestLB, DZ Bank and Key Equipment Finance have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans, or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreements with WestLB, DZ Bank and Key Equipment Finance, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, a lender could deem the Fund to be in default and could force it to liquidate all or a portion of its portfolio securing its credit facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. The lenders’ recourse under these facilities is limited to leases and loans and restricted cash pledged as collateral.

Furthermore, it is likely that the affiliate that services the Fund’s leases and loans would not be in compliance with the same covenants at September 30, 2010. In addition, these breaches could create defaults under the Fund’s other credit facilities and those lenders have remedies similar to that of WestLB, DZ Bank and Key Equipment Finance.

A default could occur that would have an adverse effect on its operations

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended September 30 and thereafter, are as follows (in thousands):

2011	$97,066
2012	63,191
2013	31,050
2014	10,811
2015	3,034
Thereafter	957

$206,109

NOTE 7 – NOTE PAYABLE

Broadpoint Products Corp. In April 2010, the Fund entered into a $5 million term loan with Broadpoint Products Corp. Interest payments are made on a monthly basis on this loan based on a rate of 10% per annum. This facility matures on October 23, 2011.

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $5.6 million.

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

The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and on the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	$1,760	Other assets	$—
Interest rate swap contracts	113,540	Derivative liabilities at fair value	(4,041)

	115,300

Derivatives not designated as hedging instruments
Interest rate swap contracts	$74,861	Derivative liabilities at fair value	$(1,438)

	$190,161		$(5,479)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$(379)	$(435)	Interest expense	$(1,162)	$(2,648)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
Derivatives Designated as Cash Flow Hedging Relationships
Interest rate products	$(1,385)	$(2,154)	Interest expense	$(4,199)	$(9,276)

	Notional Amount	Statement of Operations Location	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives not designated as hedging instruments
Interest rate swap contracts	$74,861	Losses on derivative activities	$(389)	$(1,411)

The Fund terminated interest rate swap agreements in 2008 simultaneously with executing new loan agreements, resulting in a loss of $5.2 million which was recorded in accumulated other comprehensive loss. The Fund is amortizing the loss to interest expense over the remaining term of the terminated swap agreements. For the three and nine months ended September 30, 2010, $265,000 and $795,000, respectively, was recognized in accumulated other comprehensive gain and $265,000 and $795,000, respectively, was recognized in interest expense. As of September 30, 2010, the unamortized balance of $3.2 million is included in accumulated other comprehensive loss.

Assuming market rates remain constant with those at September 30, 2010, $2.8 million of the $4.0 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps at September 30, 2010	$—	$—	$—	$—
Interest rate swaps at September 30, 2010	$—	$(5,479)	$—	$(5,479)
Interest rate caps at December 31, 2009	$—	$3	$—	$3
Interest rate swaps at December 31, 2009	$—	$(7,562)	$—	$(7,562)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisition fees	$—	$15	$233	$960
Management fees	$296	$1,430	$2,478	$4,825
Administrative expenses	$818	$1,370	$3,109	$4,824

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party in July 2008, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Commitment”). The Fund’s initial maximum Repurchase Commitment was $327,000, and the Repurchase Commitment at September 30, 2010 and 2009 was $159,000 and $187,000, respectively. As of September 30, 2010 and 2009, the Fund has recorded a liability of $103,000 and $42,000, respectively, to reflect the estimate of losses it expects to incur on lease and loan repurchases under this arrangement. This liability is included in other liabilities on the consolidated balance sheets.

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

Business

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

Fund Summary

At the time of our commencement, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. It is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years. The recession has been severe and its consequences broadly felt. Many well-known major financial institutions failed and others had to be bailed out. Unemployment soared to generational highs and has remained at such levels. Bank lending was severely reduced and became more expensive. In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow. If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary credit facilities matured and we had to extend, renew or refinance them, our costs increased. Most significantly, we had to reduce our debt on the leases previously financed. The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases. The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases. All of this happened while losses increased. The small businesses that represent our typical leasing customer have suffered through the recession. The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm. In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $19.9 million from inception through September 30, 2010, in order to preserve cash for us.

To date, limited partners have received total distributions ranging from approximately 19% to 28% of their original amount invested, depending upon when the investment was made. Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 2.0%. The July 2010 distribution was made at the 8.5% rate. Additionally, the General Partner will not earn additional management fees for future services.

Economic Overview

For the first six months of 2010, our lease and loan portfolio performance continued to be negatively impacted by the recession. Our lease and loan customers are typically small and mid-size companies that are especially sensitive to macro-economic trends. Several trends in particular: unemployment, housing sales and prices, and bankruptcies continued to be problematic in the recent period.

•

As reported by the U.S. Bureau of Labor Statistics, the national unemployment rate peaked in the second half of 2009 but has continued to remain at a high level since that time exceeding 9%, and staying above 9.4% for the past fifteen months. High unemployment results in reduced demand for goods and services which leads to decreased revenues for the small business customers in the our portfolio thereby impacting their ability to repay loan or lease obligations.

•

The National Association of Realtors reports that existing home sales fell 27.2% in July 2010 as compared to June 2010, and the July 2010 sales have fallen 25.5% from one year earlier in July 2009. The S&P/Case-Shiller Home Price Report released in July 2010 shows that as a result of the decline in house prices caused by the recession, U.S. home prices are still at 2003 levels. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners has either disappeared or become scarce.

•

Nationwide, as reported by the Administrative Office of the U.S. courts, business bankruptcies rose 20% in the twelve month period ending June 30, 2010 as compared to the twelve month period ending June 30, 2009. Among those bankruptcies, the most severe Chapter 7 liquidation bankruptcies, increased even faster at 25%. Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

Since the start of the recession these national economic problems have manifested themselves in our portfolio performance. Beginning in 2008, as the recession took hold of the economy delinquencies began to rise in our portfolio. Delinquencies are a precursor to losses. However, the timing of losses will trail behind the timing of delinquencies, and the recession related losses are now being felt in our portfolio.

We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups that track lease and loan portfolio performance. The recent delinquency trend in our portfolio is that delinquency has stabilized, particularly in the early stage delinquency categories. This stabilizing trend is also seen in the Monthly Lease and Finance Index published by the Equipment Lease and Finance Association, and the Thomson Reuters/PayNet Small Business Lending Index. However, despite these trends, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Investment in leases and loans, net	$221,833	$334,452

Number of contracts	37,600	47,000
Number of individual end users (a)	30,900	38,000
Average original equipment cost	$15.8	$14.5
Average initial term (in months)	53	51

States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	39%	41%
Office Equipment	14%	13%
Medical Equipment	10%	9%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	40%	38%
Transportation/Communication/Energy	13%	13%
Retail Trade	12%	12%
Manufacturing	10%	10%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2010 and December 31, 2009, our outstanding bank debt was $206.1 million and $314.4 million, respectively.

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31, 2009
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$232,813	$393,359	$(160,546)	(41)%	$351,852
Less: allowance for credit losses	10,980	10,280	700	7%	17,400

Investment in leases and loans, net	$221,833	$383,079	$(161,246)	(42)%	334,452

Weighted average investment in direct financing leases and loans before allowance for credit losses	$306,379	$514,942	$(208,563)	(41)%	$477,176
Non-performing assets	$14,374	$22,179	$(7,805)	(35)%	$23,521
Charge-offs, net of recoveries	$22,255	$15,006	$7,249	48%	$20,494
As a percentage of finance receivables:
Allowance for credit losses	4.72%	2.61%			4.95%
Non-performing assets	6.17%	5.64%			6.68%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	7.26%	2.91%			4.29%

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$5,184	$11,452	$(6,268)	(55)%
Rental income	1,129	1,206	(77)	(6)%
Gains on sales of equipment and lease dispositions, net	250	189	61	32%
Other	600	933	(333)	(36)%

	7,163	13,780	(6,617)	(48)%

Expenses:
Interest expense	3,086	8,581	(5,495)	(64)%
Losses on derivative activities	389	914	(525)	—
Depreciation on operating leases	973	997	(24)	(2)%
Provision for credit losses	4,020	6,637	(2,617)	(39)%
General and administrative expenses	613	1,320	(707)	(54)%
Administrative expenses reimbursed to affiliate	818	1,370	(552)	(40)%
Management fees to affiliate	296	1,430	(1,134)	(79)%

	10,195	21,249	(11,054)	(52)%

Loss before equity in loss of affiliate	(3,032)	(7,469)	4,437
Equity in loss of affiliate	(85)	(40)	(45)

Net loss	(3,117)	(7,509)	4,392
Less: Net loss attributable to the noncontrolling interest	—	571	(571)

Net loss attributable to LEAF III	$(3,117)	$(6,938)	$3,821

Net loss allocated to LEAF III’s limited partners	$(3,086)	$(6,869)	$3,783

The decrease in total revenues was primarily attributable to the following:

•

A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $246.2 million for the three months ended September 30, 2010 as compared to $458.0 million for the three months ended September 30, 2009, a decrease of $211.8 million (46%). This decrease was primarily due to the deconsolidation of LEAF Funding, LLC (“Funding LLC”) following an asset sale. See“- Liquidity and Capital Resources.”

•	A decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

•	An increase in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was a result of the following:

•

A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended September 30, 2010 and September 30, 2009 were $225.0 million and $518.9 million, respectively. This decrease was primarily due to deconsolidation of Funding LLC. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

•

A decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In addition, beginning August 1, 2010 our General Partner waived asset management fees of $635,000 for the three months ended September 30, 2010. It is expected that our General Partner will also waive all future management fees.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•	A decrease in general and administrative expenses principally due to a decrease in professional fees and storage expenses.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•

A decrease in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S.

GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives activities. These losses are based on the value of the derivative contracts at September 30, 2010 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended September 30, 2010 and 2009 was $2.58 and $5.74, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 and 1,196,631respectively.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$17,728	$41,327	$(23,599)	(57)%
Rental income	3,684	3,506	178	5%
Gains on sales of equipment and lease dispositions, net	226	948	(722)	(76)%
Other	2,430	3,407	(977)	(29)%

	24,068	49,188	(25,120)	(51)%

Expenses:
Interest expense	11,223	32,722	(21,499)	(66)%
Losses on derivative activities	1,411	1,519	(108)	(7)%
Depreciation on operating leases	3,069	2,905	164	6%
Provision for credit losses	15,835	18,182	(2,347)	(13)%
General and administrative expenses	1,759	4,290	(2,531)	(59)%
Administrative expenses reimbursed to affiliate	3,109	4,824	(1,715)	(36)%
Management fees to affiliate	2,478	4,825	(2,347)	(49)%

	38,884	69,267	(30,383)	(44)%

Loss before equity in earnings of affiliate	(14,816)	(20,079)	5,263
Equity in earnings of affiliate	17	(40)	57

Net loss	(14,799)	(20,119)	5,320
Less: Net loss attributable to the noncontrolling interest	—	3,261	(3,261)

Net loss attributable to LEAF III	$(14,799)	$(16,858)	$2,059

Net loss allocated to LEAF III’s limited partners	$(14,651)	$(16,689)	$2,038

The decrease in total revenues was primarily attributable to the following:

•

A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $306.4 million for the nine months ended September 30, 2010 as compared to $514.9 million for the nine months ended September 30, 2009, a decrease of $208.5 million (41%). This decrease was primarily due to the deconsolidation of Funding LLC following an asset sale. See “- Liquidity and Capital Resources.”

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

The decrease in total expenses was a result of the following:

•

A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the nine months ended September 30, 2010 and September 30, 2009 were $262.1 million and $574.8 million, respectively. This decrease was primarily due to deconsolidation of Funding LLC. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

•

A decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. . In addition, beginning August 1, 2010 our General Partner waived asset management fees of $635,000 for the nine months ended September 30, 2010. It is expected that our General Partner will also waive all future management fees.

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

•

A decrease in losses on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our credit facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value, and to the extent the derivative is effective, the change in fair value is recorded directly to equity. Certain of our hedges entered into do not qualify for hedge accounting. Therefore, any change in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivatives and hedging activities. These losses are based on the value of the derivative contracts at September 30, 2010 in a volatile market that is changing daily, and will not necessarily reflect the cash amount to be paid at settlement. We expect that certain hedges that we will enter into in the future also will not qualify for hedge accounting. This will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

These decreases in total expenses were partially offset by the following:

•	An increase in depreciation on operating leases related to our increase in our investment in operating leases.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the nine months ended September 30, 2010 and 2009 was $12.25 and $13.94, respectively, based on a weighted average number of limited partner units outstanding of 1,196,001 and 1,197,163 respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$10,505	$10,377
Net cash provided by investing activities	93,941	145,788
Net cash used in by financing activities	(104,397)	(158,938)

Increase (decrease) in cash	$49	$(2,773)

Partners’ distributions paid for the nine months ended September 30, 2010 and 2009 were $6.4 million and $7.7 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital through July of 2010 and were lowered to 2% in August. Cumulative partner distributions paid from our inception to September 30, 2010 were approximately $28.2 million.

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

Cash increased by $49,000, which was primarily due to an increase in amounts due to affiliates of $5.2 million and a decrease in restricted cash of $6.4 million. These were offset by a net debt repayment of $9.2 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $6.4 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2010.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of September 30, 2010 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)		Amount of Collateral (2)
WestLB	Revolving	June 2010	$175,000	$94,557	$		$110,150
DZ Bank	Revolving	November 2013	140,000	79,853		60,147	96,631
Key Equipment Finance	Term	June 2013	31,699	31,699		N/A	38,843
Broadpoint Products Corp.	Term	October 2011	5,000	5,000		N/A	—

			$351,699	$211,109		$140,590	$245,624

(1)	Availability under these credit facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $4.0 million as of September 30, 2010. All facilities are collateralized by specific leases and loans and related equipment.

West LB

In February 2010, we amended our revolving credit facility with WestLB AG. This amendment changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility is LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. In addition, this amendment reduced the availability under the facility to $175 million and adjusted the borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. This revolving line of credit is collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of September 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 5.1%. The interest rate swaps terminate on various dates ranging from January 2013 to August 2015. Interest and principal are due monthly. This credit facility expired on June 30, 2010. Renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged.

DZ Bank

In November 2008, we entered into a $150 million revolving credit facility with Deutsche Zentral-Genossenschaftsbank (“DZ Bank”). Interest on each borrowing under this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum. In April 2010, we amended our revolving credit facility. These amendments changed certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. In addition, these amendments reduced the availability under the facility to $140 million and adjusted our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on borrowings. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. As of September 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 4.1% and terminate on various dates ranging from February 2012 to September 2013.

Key Equipment Finance

In May 2008, we entered into a non-recourse loan agreement with Key Equipment Finance, Inc. Interest on this facility is calculated at one month commercial paper rate of lender plus 1.55% per annum. To mitigate fluctuations in interest rates, we have entered into interest rate swap agreements. The interest rate swap agreements terminate in June 2013. As of September 30, 2010, the interest rate swap agreements fixed the interest rate on the outstanding balance at 7.9%.

Broadpoint Products Corp.

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments are made on monthly basis on this loan based on a rate of 10% per annum. This facility matures on October 23, 2011.

We are subject to certain financial covenants related to our credit facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to us and our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our credit facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders’ with information about the financial viability of the entities that service our portfolio. These entities include us, our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of September 30, 2010, we had incurred multiple breaches under the covenants noted above regarding our credit facilities and covenant breaches relating to the affiliate that services our leases and loans. We have requested waivers from WestLB, DZBank and Key Equipment Finance with respect to these breaches. On November 2, 2010, Key Equipment Finance issued a temporary waiver until December 31, 2010 for breaches related to the affiliate that originates and services of our leases and loans.

Due to these breaches, WestLB, DZ Bank and Key Equipment Finance have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans, or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain waivers or to amend the covenants in our loan agreements with WestLB, DZ Bank and Key Equipment Finance, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, a lender could deem us to be in default and could force us to liquidate all or a portion of our portfolio securing our credit facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. The lenders’ recourse under these facilities is limited to leases and loans and restricted cash pledged as collateral.

Furthermore, it is likely that the affiliate that services our leases and loans would not be in compliance with the same covenants at September 30, 2010. In addition, these breaches could create defaults under our other credit facilities and those lenders have remedies similar to that of WestLB, DZ Bank and Key Equipment Finance.

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt covenants.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2010, our credit evaluation indicated a need for an allowance for credit losses of $11.0 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Our liquidity is affected by our ability to leverage our portfolio through the use of credit facilities. Our ability to obtain debt financing needed to execute our investment strategies has been impacted by the continued tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

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

ITEM  3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2010, our outstanding bank debt totaled $206.1 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates at 5.1%, 4.1% and 7.9%, for the WestLB, DZ Bank and Key Equipment Finance, Inc. credit facilities, respectively. At September 30, 2010, the notional amounts of the 22 interest rate swaps and caps were $190.2 million. The interest rate swap agreements terminate on various dates ranging from February 2012 to August 2015.

The following sensitivity analysis table shows, at September 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(6,886)	$(5,479)	$(3,771)
Change in fair value	$(1,407)	—	$1,708
Change as a percent of fair value	26%	—	(31)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  6 – EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)

10.2	Receivables Loan and Security Agreement, dated as of November 21, 2008, among LEAF III C SPE, LLC, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main, U.S. Bank, National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services) (2)

10.3	Secured Loan Agreement dated as of June 19, 2007 among LEAF Fund III, LLC, LEAF Funding, Inc., LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, U.S. Bank National Association, and WestLB AG, New York Branch (3)

10.4	Amendment No. 1 to Secured Loan Agreement dated as of September 24, 2007, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.5	Amendment No. 2 to Secured Loan Agreement dated as of December 21, 2007 among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (4)

10.6	Amendment No. 4 to Secured Loan Agreement dated as of June 1, 2008, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (5)

10.7	Amendment No. 5 to Secured Loan Agreement dated as of March 6, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (2)

10.8	Loan and Security Agreement among LEAF III B SPE, LLC, U.S. Bank National Association and Key Equipment Finance Inc., dated as of May 30, 2008 (5)

10.09	First Amendment to Loan and Security Agreement dated as of February 23, 2009 among LEAF III B SPE, LLC and Key Equipment Finance Inc. (6)

10.10	Amendment No. 5 to Secured Loan Agreement dated as of June 26, 2009, among WestLB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (7)

10.11	Amendment No. 6 to Secured Loan Agreement dated as of February 25, 2010, among West LB AG, New York Branch, U.S. Bank National Association, LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation, LEAF Funding, Inc., and LEAF Fund III, LLC (8)

10.12	Amendment No. 1 to Receivables Loan and Security Agreement, dated as of April 13, 2010 among LEAF III C SPE, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (9)

10.13	Agreement dated as of April 30, 2010 between LEAF Equipment Leasing Income Fund III, L.P. and Broadpoint Products Corp. (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner
November 15, 2010	By:	/s/ CRIT S. DEMENT
Crit S. Dement Chairman and Chief Executive Officer

November 15, 2010	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz

Chief Financial Officer