Form 10-K
period 2010-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2011-03-31
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1.0 billion or less in total assets; or

●	$100.0 million or less in total annual sales.

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

As discussed further in ITEM 7, the recent economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Debt Facilities

We have augmented the proceeds of our original offering with debt, and intend to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

The tightening of the credit markets has adversely affected our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFnow.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. Our General Partner and its affiliates receive fees and other compensation from. See ITEM 13 for a further discussion.

Competition

The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:

●	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

●	captive finance and leasing companies affiliated with major equipment manufacturers; and

●	other sources of equipment lease financing, including other publicly-offered partnerships.

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

ITEM 1A – RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

 ITEM 4 – REMOVED AND RESERVED

Removed and reserved pursuant to SEC Release 33-9089A

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

Title of Class	Number of Partners as of December 31, 2010
Limited Partners	2,536
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2010, 2009 and 2008 were $ 6.9 million, $10.2 million, $9.1 million, respectively. These distributions were paid on a monthly basis to our limited partners at an annualized rate of approximately 8.5% of their original capital contribution to us.

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

	Years Ended December 31,			Period Ended December 31,
	2010	2009	2008	2007
Revenues	$30,490	$59,178	$74,088	$15,816
Interest expense	18,700	37,192	44,943	10,949
Provision for credit losses	19,602	30,790	26,054	1,428
Other expenses	18,285	23,040	23,157	3,807
Total expenses	56,587	91,022	94,154	16,184
Equity in (loss) earnings of affiliate	(25)	(212)	1,812	-
Noncontrolling interest	-	3,261	600	-
Net loss	$(26,122)	$(28,795)	$(17,654)	$(368)
Net loss allocated to limited partners	$(25,861)	$(28,507)	$(17,477)	$(364)
Distributions to partners	$6,977	$10,278	$9,205	$2,304
Weighted average number of limited partner units outstanding during the year	1,196,001	1,197,029	1,114,102	384,672
Net loss per weighted average limited partner unit	$(21.62)	$(23.81)	$(15.69)	$(0.95)

	December 31,
	2010	2009	2008	2007
Investment in leases and loans, net	$187,892	$334,452	$682,458	$499,704
Total assets	205,873	364,550	738,422	536,442
Debt and note payable	184,668	314,420	644,223	467,625
Partners’ (deficit) capital:
General partner	(1,017)	(686)	(295)	(26)
Limited partners	3,256	36,106	74,914	61,879
Accumulated other comprehensive loss	-	(10,261)	(18,563)	(6,803)
Total partners’ capital	$2,239	$25,159	$56,056	$55,050

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund III, L.P. and its subsidiaries.

Fund Summary

As discussed in more detail in Item 1, we acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment.

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

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. In December of 2010, we completed a term securitization totaling approximately $202 million in which we were able to issue asset-backed notes and pay-off three of our existing lenders with the proceeds.

 Our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $17.6 million from inception through December 31, 2010, in order to preserve cash for us.  Additionally, the General Partner has also waived all future management fees.

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

General Economic Overview

Our portfolio performance continued to be negatively impacted by the economic problems facing the United States.   The small and mid-size companies that are our loan and lease customers are especially sensitive to macro-economic trends. Key indicators of economic activity show a stalled economy.  At December 31, 2010, several key economic indicators continued to show a weak economy, however a slight decline in the national unemployment rate and improved manufacturing and credit indices provide the first signs of possible improvement in the economy.

●
The national unemployment rate at December 31, 2010 was down slightly at 9.4% but still historically high with no meaningful decline in the unemployment rate in the near future.  High unemployment results in reduced demand for goods and services and that leads to decreased revenues for the small business customers in our portfolio thereby impacting their ability to repay loan or lease obligations.

●
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed. The National Association of Realtors reported that the December 2010 existing home sales seasonally adjusted annual rate of 5.22 million units continued the recent month over month downward trend.  The S&P/Case-Shiller Home Price Report for December 31, 2010 shows a continued decline in home prices in the fourth quarter of 2010 as compared to the third quarter of 2010 with prices down 3.9%. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners  has either disappeared or become scarce.

●
Nationwide, as reported by the Administrative Office of the U.S. Courts, bankruptcies continued to rise during 2010 with 1,593,081 filed in the twelve month period ending December 31, 2010 as compared to 1,473,675 filed in the twelve month period ending December 31, 2009.  Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy; and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

●
The Institute of Supply Management reports that its manufacturing index improved slightly in December 2010 as did the National Association of Credit Managers index.  Taken together these suggest marginal improvement in the economic climate.

The various national economic problems have manifested themselves in our portfolio performance.  We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups, including the Monthly Lease and Finance Index, that track lease and loan portfolio performance.  The overall delinquency trend in our portfolio is that delinquent balances are declining, but as stated above, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2010	2009
Investment in leases and loans, net	$187,892	$334,452

Number of contracts	35,500	47,000
Number of individual end users (a)	29,400	38,000
Average original equipment cost	$16.1	$14.5
Average initial lease term (in months)	54	51
Average remaining lease term (in months)	18	-
States accounting for more than 10% of lease and loan portfolio:
California	13%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	38%	41%
Office Equipment	15%	13%
Medical Equipment	11%	9%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	40%	38%
Transportation/Communication/Energy	13%	13%
Retail Trade	12%	12%
Manufacturing	9%	10%
_________________
(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

           We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2010 and 2009, our outstanding bank debt was $183.9 million and $314.4 million, respectively.

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$197,072	$351,852	$(154,780)	(44)%
Less: allowance for credit losses	9,180	17,400	(8,220)	(47)%
Investment in leases and loans, net	$187,892	$334,452	$(146,560)	(44)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$267,155	$477,176	$(210,021)	(44)%
Non-performing assets	$11,303	$23,521	$(12,218)	(52)%
Charge-offs, net of recoveries	$27,822	$20,494	$7,328	36%
As a percentage of finance receivables:
Allowance for credit losses	4.66%	4.95%
Non-performing assets	5.74%	6.68%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	10.41%	4.29%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $9.2 million is necessary at December 31, 2010.

Our net charge-offs increased in the 2010 period compared to the 2009 period due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2010, 2009and 2008.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and December 31, 2009, the Fund had $11.3 million and $23.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in Other income.

Results of Operations

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$22,368	$49,089	$(26,721)	(54)%
Rental income	4,757	4,722	35	1%
Gains on sales of equipment and lease dispositions, net	182	1,190	(1,008)	(85)%
Other	3,183	4,177	(994)	(24)%
	30,490	59,178	(28,688)	(48)%

Expenses:
Interest expense	18,700	37,192	(18,492)	(50)%
Losses on derivative activities	5,611	1,777	3,834	-%
Depreciation on operating leases	3,935	3,910	25	1%
Provision for credit losses	19,602	30,790	(11,188)	(36)%
General and administrative expenses	2,372	5,192	(2,820)	(54)%
Administrative expenses reimbursed to affiliate	3,889	6,162	(2,273)	(37)%
Management fees to affiliate	2,478	5,999	(3,521)	(59)%
	56,587	91,022	(34,435)	(38)%
Loss before equity in loss of affiliate	(26,097)	(31,844)	5,747
Equity in loss of affiliate	(25)	(212)	187
Net loss	(26,122)	(32,056)	5,934
Less: Net loss attributable to the noncontrolling interest	-	3,261	(3,261)
Net loss attributable to LEAF III	$(26,122)	$(28,795)	$2,673
Net loss allocated to LEAF III's limited partners	$(25,861)	$(28,507)	$2,646

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $267.2 million for the year ended December 31, 2010 as compared to $477.2 million for the year ended December 31, 2009, a decrease of $210.0 million (44%). This decrease was primarily due to the deconsolidation of LEAF Funding, LLC (“Funding LLC”) following an asset sale, coupled with runoff of our portfolio of leases and loans.  See “- Liquidity and Capital Resources.”

●	A decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

●	A decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was a result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2010 and December 31, 2009 were $232.5 million and $438.4 million, respectively. This decrease was primarily due to deconsolidation of Funding LLC. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

●
A decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In addition, beginning August 1, 2010 our General Partner waived asset management fees of $1.5 million for the year ended December 31, 2010. The General Partner has also waived all future management fees.

●	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

●	A decrease in general and administrative expenses principally due to a decrease in professional fees and storage expenses.

●	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

These decreases in expenses were offset, in part, by the following:

●
Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the year ended December 31, 2010, net cash payments were $6.4 million and the change in fair value resulted in a non-cash gain of $742,000. Gains (losses) we incur related to derivative hedging activities are based on the value of the derivative contracts at the respective balance sheet date and, in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. Such gains (losses) can create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31 2010 and 2009 was $21.62 and $23.81 respectively, based on a weighted average number of limited partner units outstanding of 1,196,001 and 1,197,029 respectively.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$49,089	$61,401	$(12,312)	(20)%
Rental income	4,722	3,001	1,721	57%
Gains on sales of equipment and lease dispositions, net	1,190	4,394	(3,204)	(73)%
Other	4,177	5,292	(1,115)	(21)%
	59,178	74,088	(14,910)	(20)%

Expenses:
Interest expense	37,192	44,943	(7,751)	(17)%
Losses on derivative activities	1,777	1,486	291	20%
Depreciation on operating leases	3,910	2,484	1,426	57%
Provision for credit losses	30,790	26,054	4,736	18%
General and administrative expenses	5,192	3,804	1,388	36%
Administrative expenses reimbursed to affiliate	6,162	7,019	(857)	(12)%
Management fees to affiliate	5,999	8,364	(2,365)	(28)%
	91,022	94,154	(3,132)	(3)%
Loss before equity in (loss) earnings of affiliate	(31,844)	(20,066)	(11,778)
Equity in (loss) earnings of affiliate	(212)	1,812	(2,024)
Net loss	(32,056)	(18,254)	(13,802)
Less: Net loss attributable to the noncontrolling interest	3,261	600	2,661
Net loss attributable to LEAF III	$(28,795)	$(17,654)	$(11,141)
Net loss allocated to LEAF III's limited partners	$(28,507)	$(17,477)	$(11,030)

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

●
a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $477.2 million for the year ended December 31, 2009 as compared to $664.4 million for the year ended December 31, 2008, a decrease of $187.2 million (28%). This decrease was primarily due to the deconsolidation of Funding LLC.

●
a decrease in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the year ended December 31, 2008 is a gain of $1.5 million related to the sale of a pool of leases to an unrelated third party.

●	a decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

●	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

The decrease in total expenses was a result of the following:

●
a decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2009 and December 31, 2008 were $555.0 million and $635.4 million, respectively, at an effective interest rate of 7.2% and 6.9%, respectively.

●	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

●	a decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

These decreases in total expenses were partially offset by the following:

●	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

●
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

●
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

●	an increase in general and administrative expenses principally due to an increase in professional fees and storage expenses.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$10,729	$20,046	$7,172
Net cash provided by investing activities	123,205	181,021	126,563
Net cash used in financing activities	(133,429)	(204,282)	(136,082)
Increase (decrease) in cash	$505	$(3,215)	$(2,347)

Partners’ distributions paid for the years ended December 31, 2010 and 2009 were $7.0 million and $10.3 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital through July of 2010 and were lowered to 2% in August.  Cumulative partner distributions paid from our inception to December 31, 2010 were approximately $28.8 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected lease and loan defaults resulting in poorer fund performance than projected.

Beginning August 1, 2010 our General Partner waived asset management fees of $1.5 million for the year ended December 31, 2010. It is expected that our General Partner will also waive all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Cash increased by $505,000 which was primarily due to an increase in amounts due to affiliates of $2.8 million and a decrease in restricted cash of $11.8 million. These were offset by a net debt repayment of $6.5 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $7.0 million. As a result of increased delinquencies, the amount of borrowing availability was reduced, resulting in a net debt repayment in 2010.

In August 2009, we sold a 47% interest in Funding LLC to LEAF Equipment Leasing Income Fund 4 L.P. (“LEAF 4”), its joint venture partner, for $8.5 million. As a result of this transaction, $138.6 million in leases and loans and $126.2 million in the associated secured, non-recourse debt to Morgan Stanley/RBS were deconsolidated from our consolidated balance sheet. The proceeds from this transaction were used to help fund commitments and fees due to West LB, one of our lenders.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2010 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
DZ Bank	Revolving	November 2013	$140,000	$-	$-	$-
2010-4 Term Securitization	Term	(3)	183,972	183,972	N/A	195,918
			$323,972	$183,972	$140,000	$195,918
___________________
(1)
Availability under these credit facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.

(2)
Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $0 as of December 31, 2010. All facilities are collateralized by specific leases and loans and related equipment.

(3)
WestLB, DZ Bank and Key Equipment Finance were paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization in which 6 tranches of asset-backed notes were issued, one that matures in August 2018 and 5 that mature in January 2019, respectively. The asset-backed notes total $ 201.9 million and bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million.

West LB

This facility was terminated as of December 8, 2010 and the outstanding balance of $84.7 million was paid off with the proceeds from the 2010-4 Term Securitization.  Interest on this facility was LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings.

DZ Bank

 The outstanding balance of $ 72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  This facility has not been terminated.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.

We are subject to certain financial covenants related to our DZ Bank facility.  As of December 31, 2010, we had incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services our leases and loans.  We have requested waivers from DZ Bank with respect to these breaches. As of December 31, 2010 no amounts are outstanding under this borrowing arrangement.

Key Equipment Finance

This facility was terminated as of December 8, 2010 and the outstanding balance of $27.3 million was paid off with the proceeds from the 2010-4 Term Securitization. Interest on this facility was calculated at one month commercial paper rate of lender plus 1.55% per annum.

Broadpoint Products Corp./ Guggenheim Note Payable

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per annum.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million which matured on November 19, 2011 and bore interest at 12% annually.  This note was issued with an original issue discount of $445,000.The Guggenheim note was paid off on March 21, 2011.

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt covenants.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $9.2 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Leaf Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries (the “Fund”), as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2011

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Cash	$526	$21
Restricted cash	13,019	24,795
Accounts receivable	201	258
Investment in leases and loans, net	187,892	334,452
Deferred financing costs, net	3,132	3,575
Investment in affiliated leasing partnerships	863	864
Other assets	240	585
Total assets	$205,873	$364,550
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$183,972	$314,420
Note payable	696	-
Accounts payable and accrued expenses	529	1,556
Other liabilities	877	1,125
Derivative liabilities, at fair value	-	7,562
Due to affiliates	17,560	14,728
Total liabilities	203,634	339,391

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(1,017)	(686)
Limited partners	3,256	36,106
Accumulated other comprehensive loss	-	(10,261)
Total partners’ capital	2,239	25,159
Total liabilities and partners' capital	$205,873	$364,550

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Interest on equipment financings	$22,368	$49,089	$61,401
Rental income	4,757	4,722	3,001
Gains on sales of equipment and lease dispositions, net	182	1,190	4,394
Other	3,183	4,177	5,292
	30,490	59,178	74,088

Expenses:
Interest expense	18,700	37,192	44,943
Losses on derivative activities	5,611	1,777	1,486
Depreciation on operating leases	3,935	3,910	2,484
Provision for credit losses	19,602	30,790	26,054
General and administrative expenses	2,372	5,192	3,804
Administrative expenses reimbursed to affiliate	3,889	6,162	7,019
Management fees to affiliate	2,478	5,999	8,364
	56,587	91,022	94,154
Loss before equity in (loss) earnings of affiliate	(26,097)	(31,844)	(20,066)
Equity in (loss) earnings of affiliate	(25)	(212)	1,812
Net loss	(26,122)	(32,056)	(18,254)
Less: Net loss attributable to the noncontrolling interest	-	3,261	600
Net loss attributable to LEAF III	$(26,122)	$(28,795)	$(17,654)
Net loss allocated to LEAF III's limited partners	$(25,861)	$(28,507)	$(17,477)
Weighted average number of limited partner units outstanding during the period	1,196,001	1,197,029	1,114,102
Net loss per weighted average limited partner unit	$(21.62)	$(23.81)	$(15.69)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands except unit data)

		Limited Partners
	General Partner Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Total LEAF III Partners' Capital	Noncontrolling Interest	Total Partners' Capital	Comprehensive Income (Loss)
Balance, Janurary 1, 2008	$(26)	742,272	$61,879	$(6,803)	$55,050	$-	$55,050
Limited Partners’ contributions	-	457,733	45,612	-	45,612	-	45,612
Offering costs related to the sale of partnership units	-	-	(5,814)	-	(5,814)	-	(5,814)
Cash distributions paid	(92)	-	(9,113)	-	(9,205)	-	(9,205)
Redemption of limited partnership units	-	(1,937)	(173)	-	(173)	-	(173)
Issuance of subsidiary shares to noncontrolling interest	-	-	-	-	-	10,466	10,466
Net loss	(177)	-	(17,477)	-	(17,654)	-	(17,654)	$(17,654)
Unrealized losses on financial derivatives	-	-	-	(11,989)	(11,989)	-	(11,989)	(11,989)
Amortization of loss on financial derivatives	-	-	-	229	229	-	229	229
Balance, December 31, 2008	(295)	1,198,068	74,914	(18,563)	56,056	10,466	66,522	$(29,414)
Cash distributions paid	(103)	-	(10,175)	-	(10,278)	-	(10,278)
Redemption of limited partnership units	-	(1,437)	(126)	-	(126)	-	(126)
Issuance of subsidiary shares to noncontrolling interest	-	-	-	-	-	1,225	1,225
Comprehensive Loss
Net loss	(288)	-	(28,507)	-	(28,795)	(3,261)	(32,056)	$(32,056)
Unrealized gains on financial derivatives	-	-	-	4,463	4,463	1,346	5,809	5,809
Amortization of loss on financial derivatives	-	-	-	1,060	1,060	-	1,060	1,060
Other comprehensive income	-	-	-	-	-	-	-	6,869
Comprehensive loss	-	-	-	-	-	-	-	(25,187)
Deconsolidation of LEAF Funding, LLC	-	-	-	2,779	2,779	(9,776)	(6,997)	-
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	1,915
Comprehensive loss attributable to LEAF III	-	-	-	-	-	-	-	$(23,272)
Balance, December 31, 2009	(686)	1,196,631	36,106	(10,261)	25,159	-	25,159
Cash distributions paid	(70)	-	(6,907)	-	(6,977)	-	(6,977)
Redemption of limited partnership units	-	(1,000)	(82)	-	(82)	-	(82)
Net loss	(261)	-	(25,861)	-	(26,122)	-	(26,122)	$(26,122)
Unrealized gains on financial derivatives	-	-	-	2,680	5,119	-	5,119	5,119
Realized loss on financial derivatives	-	-	-	6,503	4,064	-	4,064	4,064
Amortization of loss on financial derivatives	-	-	-	1,078	1,078	-	1,078	1,078
Balance, December 31, 2010	$(1,017)	1,195,631	$3,256	$-	$2,239	$-	$2,239	$(15,861)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2010	2009	2008
Net loss	$(26,122)	$(28,795)	$(17,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	-	(3,261)	(600)
Gains on sales of equipment and lease dispositions, net	(182)	(1,190)	(4,394)
Equity in (loss) earnings of affiliate	25	212	(1,812)
Depreciation on operating leases	3,935	3,910	2,484
Provision for credit losses	19,602	30,790	26,054
Amortization of deferred charges and discount on debt	4,020	5,917	2,894
Amortization and loss on financial derivative	8,258	1,060	229
Amortization of interest rate caps	3	15	8
(Gains) losses on derivative hedging activities	(742)	(1,021)	1,486
Changes in operating assets and liabilities:
Accounts receivable	57	60	(138)
Other assets	342	(321)	(168)
Accounts payable and accrued expenses and other liabilities	(1,299)	(567)	(2,913)
Due to affiliates	2,832	13,237	1,696
Net cash provided by operating activities	10,729	20,046	7,172

Cash flows from investing activities:
Purchases of leases and loans	(11,858)	(52,043)	(207,562)
Proceeds from leases and loans	135,604	227,319	312,641
Proceeds from sale of leases and loans to third parties	-	-	30,735
Security deposits collected, net of returns	(541)	(2,209)	2,006
Acquisition of LEAF Funding, LLC	-	-	(22,890)
Investment in LEAF Funds JV2	-	(428)	-
Proceeds from sale of interest in LEAF Funding, LLC, net of cash sold	-	8,382	11,633
Net cash provided by investing activities	123,205	181,021	126,563

Cash flows from financing activities:
Borrowings of debt	201,194	42,208	182,906
Repayment of debt	(332,084)	(245,795)	(347,966)
Borrowings on note payable	5,860	-	-
Repayment of note payable	(5,178)	-	-
Decrease in restricted cash	11,776	9,884	8,388
Increase in deferred financing costs	(3,121)	(1,400)	(4,436)
Acquisition of financial derivative	-	-	(76)
Payment on termination of financial derivative	(4,817)	-	(5,318)
Limited Partners' capital contributions	-	-	45,612
Redemption of Limited Partners' capital	(82)	(126)	(173)
Payment of offering costs incurred for the sale of partnership units	-	-	(5,814)
Cash distributions to partners	(6,977)	(10,278)	(9,205)
Issuance of subsidiary shares to noncontrolling interest	-	1,225	-
Net cash used in financing activities	(133,429)	(204,282)	(136,082)

Increase (decrease) in cash	505	(3,215)	(2,347)
Cash, beginning of period	21	3,236	5,583
Cash, end of period	$526	$21	$3,236

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31 2010

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

The Fund has evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as discussed in Note 8.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC,  LEAF III B SPE, LLC, LEAF III C SPE, LLC, and LEAF Receivables Funding 5, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately a 4% ownership interest in LEAF Funding, LLC (“Funding LLC”). The Fund accounts for its interest in Funding LLC under the equity method of accounting.

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

Reclassification

A reclassification has been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.  In the statement of operations, renewal income of approximately $75,000 and $ 231,000 for the years ended December 31, 2009 and 2008, that was previously included in “Interest on equipment financings” has been reclassified to “Other” revenues.

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

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $619,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of December 31, 2010, the Fund had deposits totaling $13.7 million of which $13.2 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.

As of December 31, 2010, 13% of the Fund’s net investment in direct financing leases and loans were located in California.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2010, 2009 and 2008.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and December 31, 2009, the Fund had $11.3 million and $23.5 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

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

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U.S. GAAP.

 Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and then was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

 Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change

 For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  September 30, 2010 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

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

Net income for any fiscal period during the reinvestment period (beginning February 7, 2007) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreement, will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the year ended December 31, 2010:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance is effective for the Fund as of December 15, 2010.  The Fund has provided the required disclosures in the notes to its consolidated financial statements (See Note 5).

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash paid for:
Interest	$17,730	$33,749	$41,874

Non-cash activities:
Borrowings under Key Equipment Finance loan agreement	$-	$-	$131,425
Repayment of National City line of credit	-	-	(131,425)
Borrowings under DZ Bank credit facility	-	31,310	127,896
Repayment of Merrill Lynch credit facility	-	-	(101,443)
Acquisition of leases	-	(31,310)	(25,896)
Payment of DZ bank debt issuance costs	-	-	(557)

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2010	2009
Direct financing leases (a)	$125,728	$239,651
Loans (b)	65,129	103,021
Operating leases	6,215	9,180
	197,072	351,852
Allowance for credit losses	(9,180)	(17,400)
	$187,892	$334,452
______________________
(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2010		2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$133,992	$75,255	$262,844	$121,785
Unearned income	(13,718)	(9,196)	(30,474)	(17,447)
Residuals, net of unearned residual income (a)	6,273	-	8,401	-
Security deposits	(819)	(930)	(1,120)	(1,317)
	$125,728	$65,129	$239,651	$103,021
______________________
(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2010	2009
Equipment on operating leases	$15,346	$16,189
Accumulated depreciation	(9,094)	(6,890)
Security deposits	(37)	(119)
	$6,215	$9,180

At December 31, 2010, the future payments scheduled to be received on non-cancelable leases and loans for each of the five succeeding annual periods ending December 31 and thereafter are as follows (in thousands):

	Financing Leases	Loans	Operating Leases (a)	Total
2011	$73,097	$30,396	$3,215	$106,708
2012	40,429	23,062	823	64,314
2013	15,885	12,757	83	28,725
2014	3,492	6,235	21	9,748
2015 and thereafter	1,089	2,805	-	3,894
	$133,992	$75,255	$4,142	$213,389
______________________
(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2010 and December 31, 2009, the Fund had $11.3 million and $23.5 million, respectively, of leases and loans on non-accrual status.

NOTE 5-ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from investments in leases and loans (presented gross of allowance for credit losses of $9.2 million (in thousands):

The Fund had $11.3 million and $23.5 million of leases and loans on non-accrual status as of December 31, 2010 and 2009, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2010 is as follows (in thousands):

Age of receivable	Investment in leases and loans	%
Current	$180,564	91.6%
Delinquent:
31 to 91 days past due	5,205	2.6%
Greater than 91 days (a)	11,303	5.8%

	$197,072	100.0%

(a)	Balances in this age category are collectivelly evaluated for impairment.

The Fund had $11.3 million and $23.5 million of leases and loans on non-accrual status as of December 31, 2010 and 2009, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2010 is as follows (in thousands):

Performing	$185,769
Nonperforming	11,303
$197,072

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2010	2009	2008
Allowance for credit losses, beginning of year	$17,400	$10,374	$1,300
Provision for credit losses	19,602	30,790	26,054
Charge-offs	(30,859)	(22,003)	(17,997)
Recoveries	3,037	1,509	1,017
Deconsolidation of LEAF Funding, LLC	-	(3,270)	-
Allowance for credit losses, end of year (a)	$9,180	$17,400	$10,374

(a)	End of year balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2010 and December 31, 2009, deferred financing costs include $3.1 million and $3.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2010 and December 31, 2009 is $965,000 and $1.2 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31, and thereafter are as follows (in thousands):

2011	$1,542
2012	939
2013	567
2014	60
2015	16
Thereafter	8
$3,132

NOTE 7 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	December 31, 2010						December 31, 2009
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available	Interest rate per annum	Outstanding Balance
2010-4 Term Securitization (1) (3)	Term	(1)	$183,972	$183,972	N/A	1.70% to 5.50%	N/A
DZ Bank (1) (2)	Revolving	November 2013	140,000	-	-	(3)	116,649
WestLB, AG (1)	Revolving	N/A	N/A	N/A	N/A	One month LIBOR + 2.50%	$144,194
Key Equipment Finance (1)	Term	N/A	N/A	N/A	N/A	One month Commercial Paper + 1.55%	53,577
			$323,972	$183,972	$140,000		$314,420

__________________
(1)
WestLB, DZ Bank and Key Equipment Finance were paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization in which 6 tranches of asset-backed notes were issued, one that matures in August 2018 and 5 that mature in January 2019, respectively. The asset-backed notes total $ 201.9 million and bear interest at stated, fixed  rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million.

(2)	Availability under this loan is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)
Collateralized by specific leases and loans and related equipment. As of December 31, 2010, $187.5 million of leases and loans and $12.6 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

West LB

This facility was terminated as of December 8, 2010 and the outstanding balance of $84.7 million was paid off with the proceeds from the 2010-4 Term Securitization.  Interest on this facility was LIBOR plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for prior borrowings. This revolving line of credit was collateralized by specific leases and loans and related equipment, with a 1% credit reserve on the outstanding line of credit.

DZ Bank

 The outstanding balance of $ 72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  This facility has not been terminated.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.

The Fund is subject to certain financial covenants related to our DZ Bank facility.  As of December 31, 2010, the Fund had incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services the Fund’s leases and loans.  The Fund has requested waivers from DZ Bank with respect to these breaches. As of December 31, 2010 no amounts are outstanding under this borrowing arrangement.

Key Equipment Finance

This facility was terminated as of December 8, 2010 and the outstanding balance of $27.3 million was paid off with the proceeds from the 2010-4 Term Securitization. Interest on this facility was calculated at one month commercial paper rate of lender plus 1.55% per annum.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended December 31, and thereafter, are as follows (in thousands):

2011	$83,174
2012	59,843
2013	27,826
2014	9,414
2015	2,647
Thereafter	1,068
$183,972

NOTE 8 – NOTE PAYABLE

Guggenheim Note Payable: The note payable to Broadpoint Products was paid off on December 8, 2010, in part, with the proceeds from the 2010-4 Term Securitization and replaced with the Guggenheim Note Payable, which matured on November 19, 2011.  The Guggenheim note totaled $ 1.3 million and bore interest at 12% per annum and was issued at an original issue discount of $445,000. The Guggenheim note was paid off on March 21, 2011.

NOTE 9 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2010, the Fund has not posted any collateral related to these agreements.

The following tables present the fair value of the Fund’s derivative financial instruments not designated as derivative hedges as well as their classification on the consolidated balance sheet as of December 31, 2010 and 2009, and on the consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Notional Amount			Fair Value
	December 31,			December 31,
	2010	2009	Balance Sheet Location	2010	2009
Derivatives not designated as hedging instruments
Interest rate caps	$1,398	$-	Other assets	$-	$-
Interest rate swap contracts	-	109,716	Derivative liabilities at fair value	-	(1,510)
	$1,398	$109,716		$-	$(1,510)

	Amount of Gain or (Loss)
	Recognized in OCI on			Location and Amount of Loss Reclassified from
	Derivatives			Accumulated OCI into Income
	Years Ended December 31,			Years Ended December 31,
	2010	2009		2010	2009
Derivatives not Designated as Cash Flow Hedging Relationships
Interest rate products	$6,062	$(2,319)	Interest expense	$(4,199)	$(11,187)

 The following table presents the fair value of the Fund’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated balance sheets as of December 31, 2009.  There were no derivative financial instruments which were designated as hedging instruments as of December 31, 2010.

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate caps	$3,245	Other assets	$3
Interest rate swap contracts	181,828	Derivative liabilities at fair value	(6,052)
	$185,073		$(6,049)

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments. While this change may create future volatility in the Fund’s reported income statement results it is not expected to have any impact on the Fund’s future cash flows.

Certain of the agreements were terminated simultaneously with the pricing of the 2010-4 Term Securitization transaction.  For the year ended December 31, 2010, $3.0 million and $480,000 of losses on related cash flow hedges were reclassified from accumulated comprehensive loss into interest expense and losses on derivative activities, respectively in the consolidated statement of operations.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	TOTAL
Interest rate caps at December 31, 2010	$-	$-	$-	$-
Interest rate swaps at December 31, 2010	-	-	-	-
Interest rate caps at December 31, 2009	-	3	-	3
Interest rate swaps at December 31, 2009	-	(7,562)	-	(7,562)

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$233	$1,022	$10,613
Management fees	2,478	5,999	8,364
Administrative expenses	3,889	6,162	7,019
Organization and offering expense allowance	-	-	1,371
Underwriting fees	-	-	4,443

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $1.5 million of management fees were waived for the year ended December 31, 2010.  The General Partner has also waived all future management fees.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and a 0.97% limited partner interest in the Fund. The General Partner was paid cash distributions of $70,000 and $67,000 respectively, for its general partner and limited partner interests in the Fund in 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2010 the Fund has $162,000 remaining Repurchase Commitment.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	58	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	51	President, Chief Operating Officer, Director and Secretary
Jonathan Z. Cohen	40	Director
Jeffrey F. Brotman	47	Director
Robert K. Moskovitz	54	Chief Financial Officer, and Assistant Secretary
David H. English	60	Executive Vice President and Chief Investment Officer

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent has also served as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005.  Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002, and Secretary of LEAF Financial since March 2008. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006 and Secretary since March 2008, and as Senior Vice President and a Director of LEAF Funding since January 2004. Beginning January 1, 2011, Mr. Herman serves as the Chief Operating Officer, and a Director of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets.  Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, as President and a Director of LEAF Funding since May 2003. Beginning January 1, 2011, Mr. English serves as the Executive Vice President and Chief Investment Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 2,536 limited partners as of December 31, 2010.

(b)
In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2010, our General Partner owned 12,068 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$233	$1,022	$10,613
Management fees	2,478	5,999	8,364
Administrative expenses	3,889	6,162	7,019
Organization and offering expense allowance	-	-	1,371
Underwriting fees	-	-	4,443

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $1.5 million of management fees were waived for the year ended December 31, 2010. The General Partner has also waived all future management fees.

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

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. Our General Partner owns a 1% general partner interest and a 0.97% limited partner interest in us. The General Partner was paid cash distributions of $70,000 and $67,000 respectively, for its general partner and limited partner interests in us in 2010.

Additionally, our General Partner is entitled to the following fees (if applicable):
×
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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $153,000, $190,000 and $342,041 in the years ended December 31, 2010, 2009 and 2008, respectively.

Audit-Related Fees. We did not incur fees in 2010 for other services not included above.

Tax Fees. We did not incur fees in 2010 for other services not included above.

All Other Fees. We did not incur fees in 2010 for other services not included above.

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
Amendment No. 1 to Receivables Loan and Security Agreement, dated as of April 13, 2010 among LEAF III C SPE, LEAF Funding, Inc., LEAF Financial Corporation, LEAF Equipment Leasing Income Fund III, L.P., Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (3)

10.4	Agreement dated as of April 30, 2010 between LEAF Equipment Leasing Income Fund III, L.P. and Broadpoint Products Corp. (4)
10.5	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 31, 2011	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chairman of the Board and Chief Executive Officer of the General Partner	March 31, 2011
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Miles Herman	President, Chief Operating Officer and Director of the General Partner	March 31, 2011
MILES HERMAN

/s/ Robert K. Moskovitz	Chief Financial Officer	March 31, 2011
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 31, 2011
JONATHAN Z. COHEN

/s/ Jeffrey F. Brotman	Director of the General Partner	March 31, 2011
JEFFREY F. BROTMAN