Form 10-Q
period 2011-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2011-05-16
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒  No

There is no public market for the Registrant’s securities.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash	$238	$526
Restricted cash	12,126	13,019
Accounts receivable	193	201
Investment in leases and loans, net	157,518	187,892
Deferred financing costs, net	2,673	3,132
Investment in affiliated leasing partnerships	845	863
Other assets	255	240
Total assets	$173,848	$205,873
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	156,292	$183,972
Note payable	—	696
Accounts payable and accrued expenses	933	529
Other liabilities	681	877
Due to affiliate	16,479	17,560
Total liabilities	174,385	203,634

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(1,045)	(1,017)
Limited partners	508	3,256
Total partners’ (deficit) capital	(537)	2,239
Total liabilities and partners’ (deficit) capital	$173,848	$205,873

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest on equipment financings	$3,734	$6,583
Rental income	921	1,320
Losses on sales of equipment and lease dispositions, net	(42)	(43)
Other	714	857
	5,327	8,717

Expenses:
Interest expense	2,897	4,499
Losses on derivative activities	—	600
Depreciation on operating leases	783	1,082
Provision for credit losses	2,979	7,026
General and administrative expenses	383	802
Administrative expenses reimbursed to affiliate	447	1,159
Management fees to affiliate	—	1,104
	7,489	16,272
Loss before equity in (loss) earnings of affiliate	(2,162)	(7,555)
Equity in (loss) earnings of affiliate	(18)	168
Net loss	(2,180)	(7,387)
Net loss allocated to LEAF III’s limited partners	$(2,158)	$(7,313)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,196,631
Net loss per weighted average limited partner unit	$(1.81)	$(6.11)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands except unit data)
(Unaudited)
	General	Limited Partners		Total
	Partner			Partners’ (Deficit)
	Amount	Units	Amount	Capital
Balance, January 1, 2011	$(1,017)	1,195,631	$3,256	$2,239
Cash distributions paid	(6)	—	(590)	(596)
Net loss	(22)	—	(2,158)	(2,180)
Balance, March 31, 2011	$(1,045)	1,195,631	$508	$(537)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,180)	$(7,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on sales of equipment and lease dispositions, net	42	43
Equity in loss (earnings) of affiliate	18	(168)
Depreciation on operating leases	783	1,082
Provision for credit losses	2,979	7,026
Amortization of deferred charges and discount on debt	1,805	800
Amortization and loss on financial derivative	—	265
Amortization of interest rate caps	—	4
Losses on derivative hedging activities	—	30
Changes in operating assets and liabilities:
Accounts receivable	8	(79)
Other assets	(15)	222
Accounts payable and accrued expenses and other liabilities	208	(471)
Due to affiliate	(1,081)	5,712
Net cash provided by operating activities	2,567	7,079

Cash flows from investing activities:
Purchases of leases and loans	—	(11,858)
Proceeds from leases and loans	26,654	37,128
Security deposits returned collections, net of returns	(84)	(151)
Net cash provided by investing activities	26,570	25,119

Cash flows from financing activities:
Borrowings of debt	—	6,482
Repayment of debt	(28,909)	(39,224)
Repayment of note payable	(813)	—
Decrease in restricted cash	893	3,178
Increase in deferred financing costs	—	(79)
Cash distributions to partners	(596)	(2,533)
Net cash used in financing activities	(29,425)	(32,176)

(Decrease) increase in cash	(288)	22
Cash, beginning of period	526	21
Cash, end of period	$238	$43

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31 2011
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in April 2013. Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through March 31, 2011,  the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Index

Reclassification

 A reclassification has been made to the 2010 consolidated financial statements to conform to the 2011 presentation.  In the statement of operations, renewal income of approximately $27,000 for the three months ended March 31, 2010, that was previously included in “Interest on equipment financings” has been reclassified to “Other” revenues.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2011and 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Index

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of March 31, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash paid for:
Interest	$1,113	$1,858

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Direct financing leases (a)	$104,278	$125,728
Loans (b)	57,574	65,129
Operating leases	5,296	6,215
	167,148	197,072
Allowance for credit losses	(9,630)	(9,180)
	$157,518	$187,892

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$109,832	$66,238	$133,992	$75,255
Unearned income	(10,681)	(7,791)	(13,718)	(9,196)
Residuals, net of unearned residual income (a)	5,913	—	6,273	—
Security deposits	(786)	(873)	(819)	(930)
	$104,278	$57,574	$125,728	$65,129

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

Index

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31
	2011	2010
Equipment on operating leases	$14,881	$15,346
Accumulated depreciation	(9,529)	(9,094)
Security deposits	(56)	(37)
	$5,296	$6,215

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of March 31, 2011and December 31, 2010, the Fund had $12.2 million and $11.3 million, respectively, of leases and loans on non-accrual status.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $9.6 million) as of March 31, 2011 (in thousands):

	Investment in
Age of receivable	leases and loans	%
Current	$151,082	90.4%
Delinquent:
31 to 91 days past due	3,897	2.3%
Greater than 91 days (a)	12,169	7.3%

	$167,148	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $12.2 million and $11.3 million of leases and loans on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2011 is as follows (in thousands):

Performing	$154,979
Nonperforming	12,169
$167,148

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2011	2010
Allowance for credit losses, beginning of year	$9,180	$17,400
Provision for credit losses	2,979	7,026
Charge-offs	(3,054)	(14,285)
Recoveries	525	289
Allowance for credit losses, end of period (a)	$9,630	$10,430

(a) End of period balances  were collectively evaluated for impairment.

Index

NOTE 6 – DEFERRED FINANCING COSTS

As of March 31, 2011 and December 31, 2010, deferred financing costs include $2.7 million and $3.1 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2011 and December 31, 2010 is $1.4 million and $965,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31, and thereafter, are as follows (in thousands):

2011	$1,369
2012	827
2013	414
2014	45
2015	12
Thereafter	6
$2,673

NOTE 7 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	March 31, 2011
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	December 31, 2010 Outstanding Balance
2010-4 Term Securitization (1)	Term	(1)	$156,292	1.70% to 5.50%	$183,972
DZ Bank (2)	Revolving	November 2013	—	Commercial Paper plus 1.75%	—
			$156,292		$183,972

(1)
Previous lenders were paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization in which 6 tranches of asset-backed notes were issued, one that matures in August 2018 and 5 that mature in January 2019, respectively. The asset-backed notes total $ 201.9 million and bear interest at stated, fixed  rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million.

(2)	Availability under this loan is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.

DZ Bank

 The outstanding balance of $ 72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  This facility has not been terminated.  The Fund is subject to certain financial covenants related to our DZ Bank facility.  As of March 31, 2011, the Fund had incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services the Fund’s leases and loans.  The Fund has requested waivers from DZ Bank with respect to these breaches. As of March 31, 2011 no amounts are outstanding under this borrowing arrangement.

Index

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended March 31, and thereafter, are as follows (in thousands):

2012	$68,259
2013	56,346
2014	21,143
2015	7,562
2016	2,044
Thereafter	938
$156,292

NOTE 8 – NOTE PAYABLE

Guggenheim Note Payable: The note payable to Broadpoint Products was paid off on December 8, 2010, in part, with the proceeds from the 2010-4 Term Securitization and replaced with the Guggenheim Note Payable, that totaled $ 1.3 million and bore interest at 12% per annum and was paid off on March 21, 2011.

NOTE 9 – DERIVATIVE INSTRUMENTS

Since the completion of 2010-4 Term Securitization, all of the Fund’s debt is on a fixed-rate basis generally mitigating the Fund’s exposure to floating-rate interest rate risk.  Accordingly, the Fund no longer purchases or owns derivative instruments.

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

As discussed in Note 9, the Fund no longer has a need to employ a hedging strategy as all of its debt is on a fixed- rate basis.  Historically the Fund’s vehicles to manage interest rate risk such as interest rate caps or interest rate swaps were the Fund’s only assets or liabilities measured at fair value on a recurring basis.

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition fees	$—	$233
Management fees	—	1,104
Administrative expenses	447	1,159

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Index

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2011 the Fund has a $181,000 remaining Repurchase Commitment.

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

Index

 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2010. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and Subsidiaries.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1.0 billion or less in total assets; or

●	$100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Index

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

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a distressed sale of leases that would have badly impaired capital. We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. In December of 2010, we completed a term securitization totaling approximately $202 million in which we were able to issue asset- backed notes and pay-off three of our existing lenders with the proceeds.

 Our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $16.5 million from inception through March 31, 2011, in order to preserve cash for us.  Additionally, the General Partner has also waived all future management fees.

To date, limited partners have received total distributions ranging from approximately 19% to 28% of their original amount invested, depending upon when the investment was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 2.0%.  .

General Economic Overview

The overall U.S. economic outlook remains unsettled.  In particular the small to medium sized business community has not fared as well as the larger businesses with respect to the economic recovery.  This is significant as our portfolio is composed primarily of equipment leases and loans to the small to medium size business community, and as stated the small to medium size business community is trailing behind other business segments in the economic recovery.  In fact, as reported by the U.S. Chamber of Commerce in its Small business Outlook Survey – April 2011, “The small business climate has deteriorated.  Small business owners almost universally agree – by a 73% to 17% margin – that the climate of the last two years has hindered their growth.” This decline in business performance and expectations is also seen in several other widely followed indicators of economic performance.

●
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed.  On April 26, 2011 the S&P/Case-Shiller Home Price Report for February  2011 was released and reported that single family home prices fell for an eighth consecutive month.  The report went on to state “Recent data on existing-home sales, housing starts, foreclosure activity and employment confirm we are still in a slow recovery.”

●
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for March 2011 declined. “There were sharp declines in sales, new credit applications, dollar collections and the amount of credit extended.”

●
The Institute of Supply Management reports that its non-manufacturing index declined in March 2011 as compared to February 2011. Similarly the Institute of Supply Management’s manufacturing index declined in March 2011 as compared to February 2011. Significantly both indices reported declines in new orders.

●
The MLFI-25 Monthly Leasing and Finance Index published by the Equipment Lease and Finance Association reported increases in both delinquencies and charge-offs in March 2011 as compared to February 2011.

These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains in an unsettled state, periodic swings in our portfolio performance may be expected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Investment in leases and loans, net	$157,518	$187,892
Number of contracts	32,800	35,500
Number of individual end users (a)	27,300	29,400
Average original equipment cost	$16.3	$16.1
Average initial lease term (in months)	55	54
Average remaining lease term (in months)	20	18
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%
Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	39%	38%
Office Equipment	15%	15%
Medical Equipment	11%	11%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	40%	40%
Transportation/Communication/Energy	13%	13%
Retail Trade	12%	12%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2011 and December 31, 2010, our outstanding bank debt was $156.3 million and $183.9 million, respectively.

Index

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2011	2010	$	%

Investment in leases and loans before allowance for credit losses	$167,148	$311,612	$(144,464)	(46)%
Less: allowance for credit losses	9,630	10,430	(800)	(8)%
Investment in leases and loans, net	$157,518	$301,182	$(143,664)	(48)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$176,248	$328,991	$(152,743)	(46)%
Non-performing assets	$12,170	$15,454	$(3,284)	(21)%
Charge-offs, net of recoveries	$2,529	$13,996	$(11,467)	(82)%
As a percentage of finance receivables:
Allowance for credit losses	5.76%	3.35%
Non-performing assets	7.28%	4.96%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.43%	4.25%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge - off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $9.6 million is necessary at March 31, 2011.

Our net charge-offs decreased in the 2011 period compared to the 2010 period due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2011.

Index

Results of Operations

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$3,734	$6,583	$(2,849)	(43)%
Rental income	921	1,320	(399)	(30)%
Gains on sales of equipment and lease dispositions, net	(42)	(43)	1	(2)%
Other	714	857	(143)	(17)%
	5,327	8,717	(3,390)	(39)%

Expenses:
Interest expense	2,897	4,499	(1,602)	(36)%
Losses on derivative activities	—	600	(600)	—
Depreciation on operating leases	783	1,082	(299)	(28)%
Provision for credit losses	2,979	7,026	(4,047)	(58)%
General and administrative expenses	383	802	(419)	(52)%
Administrative expenses reimbursed to affiliate	447	1,159	(712)	(61)%
Management fees to affiliate	—	1,104	(1,104)	—
	7,489	16,272	(8,783)	(54)%
Loss before equity in loss of affiliate	(2,162)	(7,555)	5,393
Equity in loss of affiliate	(18)	168	(186)
Net loss	(2,180)	(7,387)	5,207
Net loss allocated to LEAF III’s limited partners	$(2,158)	$(7,313)	$5,155

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $176.2 million for the three months ended March 31, 2011 as compared to $329.0 million for the three months ended March 31, 2010, a decrease of $152.7 million (46%). This decrease was primarily due to the runoff of our portfolio of leases and loans.  See “- Liquidity and Capital Resources.”

●	A decrease in rental income, which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

●	A decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended March 31, 2011 and 2010 were $171.4 million and $299.4 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our lenders and due to the reduction in the size of our portfolio of leases and loans.

●	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

●	A decrease in management fees as beginning in August 1, 2010 our General Partner waived all asset management fees. The General Partner has also waived all future management fees.

●	A decrease in general and administrative expenses principally due to a decrease in professional fees.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended March 31 2011 and 2010 was $1.81 and $6.11 respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 and 1,196,631 respectively.

 Liquidity and Capital Resources

Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners.

Index

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$2,567	$7,079
Net cash provided by investing activities	26,570	25,119
Net cash used in financing activities	(29,425)	(32,176)
(Decrease) increase in cash	$(288)	$22

Partners’ distributions paid for the three months ended March 31, 2011 and 2010 were $596,000 and $2.5 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital through July of 2010 and were lowered to 2% in August.  Cumulative partner distributions paid from our inception to March 31, 2011 were approximately $29.4 million.

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

Beginning August 1, 2010 our General Partner waived asset management fees of $736,000 for the three months ended March 31, 2011. It is expected that our General Partner will also waive all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Cash decreased by $288,000 which was primarily net debt repayment of $3.1 million (net of purchases of and proceeds from leases and loans), and distributions to our partners of $596,000.  As a result of increased delinquencies, the amount of borrowing availability was reduced, resulting in a net debt repayment in 2011.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of March 31, 2011 (in thousands):

	Type	Maturity	Amount Outstanding	Amount of Collateral (1)
2010-4 Term Securitization	Term	(2)	156,292	172,480
DZ Bank	Term	N/A	$—	$—
			$156,292	$172,480

(1)
Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $0 as of March 31, 2011. All facilities are collateralized by specific leases and loans and related equipment.

(2)
Previous lenders were paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization in which 6 tranches of asset-backed notes were issued, one that matures in August 2018 and 5 that mature in January 2019, respectively. The asset-backed notes total $ 201.9 million and bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million.

DZ Bank

 The outstanding balance of $ 72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  This facility has not been terminated.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.  We are subject to certain financial covenants related to our DZ Bank facility.  As of March 31, 2011, we had incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services our leases and loans.  We have requested waivers from DZ Bank with respect to these breaches. As of March, 2011, no amounts are outstanding under this borrowing arrangement.

Broadpoint Products Corp./ Guggenheim Note Payable

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per annum.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million and bore interest at 12% annually and was paid off on March 21, 2011.

Index

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt covenants.

Our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $9.6 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, our general partner has been successful in either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

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

10.4	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010 (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

May 16, 2011	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

May 16, 2011	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer