Form 10-Q
period 2011-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2011-08-09
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes     ☒ No

There is no public market for the Registrant’s securities.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$514	$526
Restricted cash	10,212	13,019
Accounts receivable	184	201
Investment in leases and loans, net	129,839	187,892
Deferred financing costs, net	2,269	3,132
Investment in affiliated leasing partnerships	817	863
Other assets	156	240
Total assets	$143,991	$205,873

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$130,718	$183,972
Note payable	-	696
Accounts payable and accrued expenses	849	529
Other liabilities	564	877
Due to affiliates	15,769	17,560
Total liabilities	147,900	203,634

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(1,079)	(1,017)
Limited partners	(2,830)	3,256
Total partners’ (deficit) capital	(3,909)	2,239
Total liabilities and partners' (deficit) capital	$143,991	$205,873

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$3,122	$6,019	$7,101	$12,629
Rental income	1,010	1,235	1,931	2,555
Gain/(loss) on sale of equipment and lease dispositions, net	177	(66)	134	(109)
Other income	428	1,000	896	1,830
	4,737	8,188	10,062	16,905

Expenses:
Interest expense	2,420	3,638	5,318	8,137
Losses on derivative activities	-	422	-	1,022
Depreciation on operating leases	690	1,014	1,473	2,096
Provision for credit losses	3,454	4,789	6,434	11,815
General and administrative expenses	532	344	911	1,146
Administrative expenses reimbursed to affiliate	378	1,132	825	2,291
Management fees to affiliate	-	1,078	-	2,182
	7,474	12,417	14,961	28,689
Loss before equity in (loss) earnings of affiliate	(2,737)	(4,229)	(4,899)	(11,784)
Equity in (loss) earnings of affiliate	(28)	(66)	(46)	102
Net loss	(2,765)	(4,295)	(4,945)	(11,682)
Net loss allocated to LEAF III's limited partners	$(2,737)	$(4,252)	$(4,896)	$(11,565)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,751	1,195,631	1,196,189
Net loss per weighted average limited partner unit	$(2.29)	$(3.56)	$(4.09)	$(9.67)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands except unit data)
(Unaudited)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' (Deficit) Capital
Balance, January 1, 2011	$(1,017)	1,195,631	$3,256	$2,239
Cash distributions paid	(13)	-	(1,190)	(1,203)
Net loss	(49)	-	(4,896)	(4,945)
Balance, June 30, 2011	$(1,079)	1,195,631	$(2,830)	$(3,909)

The accompanying notes are an integral part of this consolidated financial statement.

INDEX

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2011	2010
Net loss	$(4,945)	$(11,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/(loss) on sale of equipment and lease dispositions, net	(134)	109
Equity in loss (earnings) of affiliate	46	(102)
Depreciation on operating leases	1,473	2,096
Provision for credit losses	6,434	11,815
Amortization of deferred charges and discount on debt	3,272	1,178
Amortization and loss on financial derivative	-	530
Amortization of interest rate caps	-	8
Gains on derivative hedging activities	-	(37)
Changes in operating assets and liabilities:
Accounts receivable	17	(13)
Other assets	84	269
Accounts payable and accrued expenses and other liabilities	7	(506)
Due to affiliate	(1,791)	4,627
Net cash provided by operating activities	4,463	8,292

Cash flows from investing activities:
Purchases of leases and loans	-	(11,858)
Proceeds from leases and loans	50,669	72,856
Security deposits returned	(389)	(303)
Net cash provided by investing activities	50,280	60,695

Cash flows from financing activities:
Borrowings of debt	-	6,482
Repayment of debt	(55,541)	(80,321)
Borrowings on note payable	-	5,000
Repayment of note payable	(813)	-
Decrease in restricted cash	2,807	6,199
Increase in deferred financing costs	(5)	(779)
Redemption of limited partners' capital	-	(82)
Cash distributions to partners	(1,203)	(5,121)
Net cash used in financing activities	(54,755)	(68,622)

(Decrease) increase in cash	(12)	365
Cash, beginning of period	526	21
Cash, end of period	$514	$386

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30 2011
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

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through June 30, 2011, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

INDEX

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the six month periods ended June 30, 2011and 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

INDEX

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of June 30, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of certain additional disclosures about troubled debt restructurings.  This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$966	$1,633	$2,079	$3,491

INDEX

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Direct financing leases (a)	$82,133	$125,728
Loans (b)	49,507	65,129
Operating leases	3,809	6,215
	135,449	197,072
Allowance for credit losses	(5,610)	(9,180)
	$129,839	$187,892

________
(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$85,023	$56,657	$133,992	$75,255
Unearned income	(7,535)	(6,392)	(13,718)	(9,196)
Residuals, net of unearned residual income (a)	5,323	-	6,273	-
Security deposits	(678)	(758)	(819)	(930)
	$82,133	$49,507	$125,728	$65,129

________
(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31
	2011	2010
Equipment on operating leases	$12,455	$15,346
Accumulated depreciation	(8,617)	(9,094)
Security deposits	(29)	(37)
	$3,809	$6,215

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of June 30, 2011 and December 31, 2010, the Fund had $7.0 million and $11.3 million, respectively, of leases and loans on non-accrual status.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

INDEX

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $5.6 million and $9.2 million) as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$124,868	92.2%	$180,564	91.6%
Delinquent:
31 to 91 days past due	3,583	2.6%	5,205	2.6%
Greater than 91 days (a)	6,998	5.2%	11,303	5.8%

	$135,449	100.0%	$197,072	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $7.0 million and $11.3 million of leases and loans on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2011 is as follows (in thousands):

	June 30, 2011	December 31, 2010

Performing	$128,451	$185,769
Nonperforming	6,998	11,303

	$135,449	$197,072

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$9,630	$10,430	$9,180	$17,400
Provision for credit losses	3,454	4,789	6,434	11,815
Charge-offs	(7,910)	(4,861)	(10,964)	(19,146)
Recoveries	436	422	960	711
Allowance for credit losses, end of period (a)	$5,610	$10,780	$5,610	$10,780

(a) End of period balances were collectively evaluated for impairment.

INDEX

NOTE 6 – DEFERRED FINANCING COSTS

As of June 30, 2011 and December 31, 2010, deferred financing costs include $2.3 million and $3.1 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2011 and December 31, 2010 is $1.8 million and $965,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30, and thereafter, are as follows (in thousands):

June 30, 2012	$1,211
June 30, 2013	735
June 30, 2014	278
June 30, 2015	32
June 30, 2016	9
Thereafter	4
$2,269

NOTE 7 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	June 30, 2011				2010
	Outstanding				Outstanding
	Type	Maturity Date	Balance	Interest rate per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$130,718	1.70% to 5.50%	$183,972
DZ Bank	Revolving	November 2013	-	commercial paper plus 1.75%	-
			$130,718		$183,972

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $ 7.2 million of which approximately $4.5 million remains unamortized as of June 30, 2011.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of June 30, 2011, $132.9 million of leases and loans and $9.8 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

DZ Bank

The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of June, 2011, no amounts were outstanding under this borrowing arrangement.

INDEX

Debt Repayments: Excluding $4.5 million of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30, and thereafter, are as follows (in thousands):

June 30, 2012	$68,594
June 30, 2013	42,046
June 30, 2014	16,339
June 30, 2015	5,946
June 30, 2016	1,584
Thereafter	684
$135,193

NOTE 8 – NOTE PAYABLE

In April 2010, we entered into a $5.0 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per year.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million and which bore interest at 12% annually. The note payable to Guggenheim was paid off on March 21, 2011.

NOTE 9 – DERIVATIVE INSTRUMENTS

Since the completion of the 2010-4 Term Securitization, all of the Fund’s debt is on a fixed-rate basis which eliminated the Fund’s exposure to floating-rate interest rate risk on its borrowings.  Accordingly, the Fund no longer purchases or owns derivative instruments.

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

As discussed in Note 9, the Fund no longer has a need to employ a hedging strategy as all of its debt is on a fixed - rate basis.  Historically, the Fund’s vehicles to manage interest rate risk such as interest rate caps or interest rate swaps were the Fund’s only assets or liabilities measured at fair value on a recurring basis.

INDEX

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$-	$233
Management fees	-	1,078	-	2,182
Administrative expenses	378	1,132	825	2,291

Acquisition Fees. Pursuant to the partnership agreement, the General Partner is entitled to a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2010, the General Partner has waived all future management fees.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above mentioned fees.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000, calculated on the basis of 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2011, the Fund has a $187,000 remaining Repurchase Commitment.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	Or $100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited partnership agreement, as discussed below.  Voting on the amendment is currently scheduled to close on October 3, 2011.   A majority of the limited partner units outstanding are required to vote in favor of the proposed amendment to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

INDEX

Section 11.1(b) of our Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”) provides for a period of five years (the “Reinvestment Period”) following the Final Closing Date (as such term is defined in the Limited Partnership Agreement), which was the final date of our offering period, during which we were permitted to reinvest Distributable Cash (defined below) in excess of the limited partners’ Unpaid Cumulative Return (defined below) in equipment, equipment leases and loans.  The Reinvestment Period terminates in April 2013.  The Limited Partnership Agreement defines “Distributable Cash” generally as our gross revenue without deduction for depreciation, but after deducting cash funds used to pay all expenses, debt service, capital improvements and replacements, and less amounts allocated to reserves by our General Partner and plus amounts released from reserves by our General Partner.  The Limited Partnership Agreement defines “Unpaid Cumulative Return” as the amount of the limited partner’s Cumulative Return, reduced by aggregate distributions made to such limited partner, and defines “Cumulative Return” as an amount equal to an 8.5% annual cumulative return on the limited partner’s Adjusted Capital Contribution.  A limited partner’s “Adjusted Capital Contribution” is the aggregate initial purchase price paid for a limited partner’s units of limited partnership interest, reduced by all distributions theretofore made to a limited partner in excess of the Cumulative Return.

Section 11.1(b) was designed to enable us to maintain our portfolio of equipment leases and loans, and our distributions to limited partners, by replacing equipment leases and loans being paid down or paying off with new equipment leases and loans.  However our ability to generate sufficient cash flow to maintain our portfolio has been adversely affected by two principal trends:

•
As a result of the recession in the United States, we have experienced increased levels of default in our leases and loans.  This impacts us because when a lease or loan defaults, we do not receive the payments we anticipated, yet we still owe our financing sources the amounts we borrowed to make such lease or loan.  Additionally, the losses reduce our future revenues and thus reduce cash available for future reinvestment and distribution.

•
As a result of conditions in the credit markets, the lenders under our debt facilities have increased interest rates and loan fees, thereby increasing the cost of our financing.  The lenders also reduced the loan-to-value ratio (the ratio of the amount of financing to the value of the assets being financed) upon which they are willing to make loans thereby causing reductions in the size of our lease portfolio.  The lenders took these actions not only on future loans, but also in certain instances on loans that were already outstanding.  This required additional payments to such lenders, which reduced the amount of our revenue producing assets and further decreased cash available for future reinvestment and distribution.

As a result of the foregoing, we incurred net losses of $17.7 million, $28.8 million and $26.1 million for the years ended December 31, 2008, 2009 and 2010, respectively, and a net loss of $2.2 million for the three months ended March 31, 2011.  Accordingly, we reduced distributions to limited partners from 8.5% annual cumulative return on each limited partner’s Adjusted Capital Contribution to 2.0% in August 2010.  We distributed approximately $9.1 million, $10.2 million and $6.9 million in 2008, 2009, and 2010, respectively.

As of March 31, 2011, the Unpaid Cumulative Return was an aggregate of approximately $5.2 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $499.7 million at December 31, 2007 to $157.5 million at March 31, 2011.

Based upon our best forecasts at this time, it appears unlikely that we will ever be able to pay the full amount of the Unpaid Cumulative Return.  However, we believe that, as a result of conditions currently existing in United States’ credit markets, including a reported inability of small to medium size businesses (our targeted demographic) to obtain financing, as well as an increase in the cost of such financing, we could enhance our ability to increase our revenues, and obtain a better overall return for our partners’ investments, by reinvesting Distributable Cash we generate in new equipment, equipment leases and loans.  If we do not amend the Limited Partnership Agreement to allow us to reinvest cash into new equipment, leases and loans, we will not be able to take advantage of this opportunity.  Our General Partner, accordingly, has proposed to amend Section 11.1(b) of the Limited Partnership Agreement to permit us to reinvest Distributable Cash in new equipment, equipment leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.  For more information, see our definitive consent solicitation statement filed on June 8, 2011.

General Economic Overview

Recent reports on various aspects of the U.S. economy indicate that the outlook for the pace of recovery from the recession is very uncertain.  For the quarter ended June 30, 2011, reports showed that the health of the U.S. economy remains unsettled.  This is particularly noticeable with respect to economic indicators that affect the small to medium sized business community which has not fared as well as the larger businesses with respect to the economic recovery.  Because our portfolios are composed primarily of equipment leases and loans to the small to medium size business community, the slowness in recovery from the recent recession has had an adverse impact on portfolio performance.

INDEX

•
In June 2011 Robert Shiller of the S&P/Case-Shiller Home Price Index indicated that an additional 10% to 25% drop in U.S. home prices might be expected on top of the already experienced 33% drop in home prices since 2006.

•
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for June 2011 remained at low levels.  “Many businesses seemed more cautious in the last month or so.  It appears this trepidation is affecting the willingness of business to expand and seek additional credit.”

•	The Equipment Finance and Lease Foundation Monthly Confidence Index declined sharply in June 2011 from 63.2% to 52.6%.

•	The national unemployment rate rose in June 2011 to 9.2%.

•	The rate of manufacturing slowed in June 2011 as reported by the Manufacturing Alliance’s MAPI outlook survey.

•	It was reported that the June 2011 consumer sentiment index dropped to its lowest level since March 2009.

Among these reported economic indicators the declining confidence in the U.S. economy from both the consumer index and the equipment leasing index are troublesome as these confidence indices tend to demonstrate not just current conditions but also set the trend for the near term.  When confidence declines consumers and businesses are less likely to acquire goods and services, and it is less likely that spending and entrepreneurial risk taking will increase.  Consumer spending accounts for approximately 70% of Gross Domestic Product (GDP) so improving confidence, particularly improving consumer confidence, is a key factor for sustained economic recovery. These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains unsettled our portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Investment in leases and loans, net	$129,839	$187,892

Number of contracts	27,100	35,500
Number of individual end users (a)	22,800	29,400
Average original equipment cost	$17.0	$16.1
Average initial lease term (in months)	56	54
Average remaining lease term (in months)	20	18
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	37%	38%
Office Equipment	15%	15%
Medical Equipment	12%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	41%	40%
Transportation/Communication/Energy	13%	13%
Retail Trade	13%	12%

________
(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

INDEX

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$135,449	$270,517	$(135,068)	(50)%
Less: allowance for credit losses	(5,610)	(10,780)	5,170	(48)%
Investment in leases and loans, net	$129,839	$259,737	$(129,898)	(50)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$162,255	$306,379	$(144,124)	(47)%
Non-performing assets	$6,998	$8,076	$(1,078)	(13)%
Charge-offs, net of recoveries	$10,004	$18,435	$(8,431)	(46)%
As a percentage of finance receivables:
Allowance for credit losses	4.14%	3.98%
Non-performing assets	5.17%	2.99%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.17%	6.02%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $5.6 million is necessary at June 30, 2011.
Our net charge-offs decreased in the 2011 period compared to the 2010 period due primarily to the decrease in our portfolio balance.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2011.

INDEX

Results of Operations

As discussed previously, the economic recession has negatively impacted our operating results primarily through increased rates of default on outstanding leases and loans and increased costs of borrowing from our lenders.  These factors have resulted in our inability to reinvest earnings in additional leases and loans, leading to a decrease in our portfolio balance and a reduction in cash generated to continue to support distributions to our limited partners.

Three Months Ended June 30, 2011 as compared to the Three Months Ended June 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$3,122	$6,019	$(2,897)	(48)%
Rental income	1,010	1,235	(225)	(18)%
Gain/(loss) on sale of equipment and lease dispositions, net	177	(66)	243	(368)%
Other income	428	1,000	(572)	(57)%
	4,737	8,188	(3,451)	(42)%

Expenses:
Interest expense	2,420	3,638	(1,218)	(33)%
Losses on derivative activities	-	422	(422)	(100)%
Depreciation on operating leases	690	1,014	(324)	(32)%
Provision for credit losses	3,454	4,789	(1,335)	(28)%
General and administrative expenses	532	344	188	55%
Administrative expenses reimbursed to affiliate	378	1,132	(754)	(67)%
Management fees to affiliate	-	1,078	(1,078)	(100)%
	7,474	12,417	(4,943)	(40)%
Loss before equity in loss of affiliate	(2,737)	(4,229)	1,492
Equity in loss of affiliate	(28)	(66)	38
Net loss	(2,765)	(4,295)	1,530
Net loss allocated to LEAF III's limited partners	$(2,737)	$(4,252)	$1,515

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $148.4 million for the three months ended June 30, 2011 as compared to $284.0 million for the three months ended June 30, 2010, a decrease of $135.6 million or 47.7%. This decrease was primarily due to the runoff of our portfolio of leases and loans.  See “Liquidity and Capital Resources” for further discussion.

•	A decrease in rental income, which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended June 30, 2011 and 2010 were $144.6 million and $262.7 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our lenders and due to the reduction in the size of our portfolio of leases and loans.

As discussed in Note 9, subsequent to the completion of the 2010-4 Term Securitization all of our debt was on a fixed rate basis and accordingly, we terminated all of our interest rate swap contracts.  Cash settlements on these interest rate swaps for the three month period ended June 30, 2010 were $1.9 million.

•
Losses on derivative activities decreased as all of the interest on the Fund’s debt is fixed subsequent to the 2010-4 Term Securitization.  Accordingly, the Fund no longer owns or purchases interest rate swaps to mitigate variable interest rate risk.

INDEX

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•
A decrease in management fees.  Beginning in August 1, 2010, our General Partner waived all asset management fees. The General Partner has also waived all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended June 30 2011 and 2010 was $2.29 and $3.56, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 and 1,195,751 respectively.

 Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$7,101	$12,629	$(5,528)	(44)%
Rental income	1,931	2,555	(624)	(24)%
Gain/(loss) on sale of equipment and lease dispositions, net	134	(109)	243	(223)%
Other income	896	1,830	(934)	(51)%
	10,062	16,905	(6,843)	(40)%

Expenses:
Interest expense	5,318	8,137	(2,819)	(35)%
Losses on derivative activities	-	1,022	(1,022)	(100)%
Depreciation on operating leases	1,473	2,096	(623)	(30)%
Provision for credit losses	6,434	11,815	(5,381)	(46)%
General and administrative expenses	911	1,146	(235)	(21)%
Administrative expenses reimbursed to affiliate	825	2,291	(1,466)	(64)%
Management fees to affiliate	-	2,182	(2,182)	(100)%
	14,961	28,689	(13,728)	(48)%
Loss before equity in (loss) earnings of affiliate	(4,899)	(11,784)	6,885
Equity in (loss) earnings of affiliate	(46)	102	(148)
Net loss	$(4,945)	$(11,682)	$6,737
Net loss allocated to LEAF III's limited partners	$(4,896)	$(11,565)	$6,669

 The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $162.3 million for the six months ended June 30, 2011 as compared to $306.4 million for the six months ended June 30, 2010, a decrease of $144.1 million or 47%.

•	A decrease in rental income, which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

•	An increase in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was a primarily the result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the six months ended June 30, 2011 and June 30, 2010 were $157.9 million and $280.9 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

INDEX

As discussed in Note 9, subsequent to the completion of the 2010-4 Term Securitization all of our debt was on a fixed rate basis and accordingly, we terminated all of our interest rate swap contracts.  Cash settlements on these interest rate swaps for the six month period ended June 30, 2010 were $4.1 million.

•
Losses on derivative activities decreased as all of the interest on the Fund’s debt is fixed subsequent to the 2010-4 Term Securitization.  Accordingly, the Fund no longer owns or purchases interest rate swaps to mitigate variable interest rate risk.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•
A decrease in management fees as beginning in August 1, 2010 our General Partner waived all asset management fees. The General Partner has also waived all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the six months ended June 30, 2011 and 2010 was $4.09 and $9.67, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 and 1,196,189 respectively.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, in addition to normal operating expenses, investment in leases and loans and distributions to partners.
We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$4,463	$8,292
Net cash provided by investing activities	50,280	60,695
Net cash used in financing activities	(54,755)	(68,622)
(Decrease) increase in cash	$(12)	$365

Cash decreased by $12,000 which was primarily due to debt repayments of $55.5 million and distributions to our partners of $1,203,000, offset by proceeds from leases and loans of $50.7 million.

Partners’ distributions paid for the six months ended June 30, 2011 and 2010 were $1.2 million and $5.1 million, respectively.  Cumulative partner distributions paid from our inception to June 30, 2011 were approximately $30.0 million. To date, limited partners have received total distributions of approximately 25% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 8.5% per year of invested capital through July of 2010 and were lowered to 2.0% in August.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the recent economic recession, we continue to see a scarcity of available debt on terms beneficial to us and higher than expected loan defaults, resulting in poorer fund performance than projected.

As discussed in Submission of Matters to a Vote of Security Holders above, we are seeking limited partner approval to amend our partnership agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio.  We are seeking this amendment because the partnership agreement prohibits distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions have been paid cumulatively at the original rate of 8.5% per year.  We are unable to make distributions at that level, so in order to invest in new assets, the amendment is necessary.

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to us and ultimately may increase distributions to the limited partners. If the partnership agreement is not amended it is highly unlikely distributions will increase from the current level.

INDEX

Beginning August 1, 2010, our General Partner waived its asset management fee. Through June 30, 2011 the General Partner has waived $2.9 million of asset management fees, of which $1.4 million related to the six months ended June 30, 2011.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of June 30, 2011 (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral
2010-4 Term Securitization	Term	August 2018, January 2019	$130,718	$142,702
DZ Bank	Revolving	November, 2013	-	-
			$130,718	$142,702

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $4.5 million remains unamortized as of June 30, 2011.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of June 30, 2011, $132.9 million of leases and loans and $9.8 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of June, 2011, no amounts were outstanding under this borrowing arrangement.

Broadpoint Products Corp/ Guggenheim Note Payable

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per year.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million and which bore interest at 12% annually. The note payable to Guggenheim was paid off on March 21, 2011.

Liquidity Summary

Our primary source of liquidity comes from payments on our lease and loan portfolio. Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Our primary use of cash is for debt service. Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limit our financial exposure. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

As discussed above, provided the partnership amendments are adopted and we are able to acquire new leases and loans, the tightening of credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Historically, we have utilized both revolving and term debt facilities to fund our acquisitions of equipment financings.  If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, then our portfolio of leases and loans will continue to decline.

INDEX

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II. OTHER INFORMATION
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
101
The following materials from LEAF Equipment Leasing Income Fund III, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital, (iv) Consolidated Statements of Cash Flows, and (v) related financial notes.

_________
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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 9, 2011	By:	/s/ Crit S. Dement
Crit S. Dement
Chairman and Chief Executive Officer

August 9, 2011	By:	/s/ Robert K. Moskovitz
Robert K. Moskovitz
Chief Financial Officer