Form 10-Q
period 2011-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2011-11-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash	$371	$526
Restricted cash	10,690	13,019
Accounts receivable	158	201
Investment in leases and loans, net	106,796	187,892
Deferred financing costs, net	1,907	3,132
Investment in affiliated leasing partnerships	799	863
Other assets	215	240
Total assets	$120,936	$205,873

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$109,033	$183,972
Note payable	-	696
Accounts payable and accrued expenses	855	529
Other liabilities	520	877
Due to affiliates	15,765	17,560
Total liabilities	126,173	203,634

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(1,092)	(1,017)
Limited partners	(4,145)	3,256
Total partners’ (deficit) capital	(5,237)	2,239
Total liabilities and partners' (deficit) capital	$120,936	$205,873

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$2,656	$5,184	$9,757	$17,728
Rental income	762	1,129	2,694	3,684
Gain on sale of equipment and lease dispositions, net	187	250	322	226
Other income	420	600	1,315	2,430
	4,025	7,163	14,088	24,068

Expenses:
Interest expense	2,111	3,086	7,429	11,223
Losses on derivative activities	-	389	-	1,411
Depreciation on operating leases	598	973	2,071	3,069
Provision for credit losses	1,353	4,020	7,787	15,835
General and administrative expenses	290	613	1,201	1,759
Administrative expenses reimbursed to affiliate	375	818	1,200	3,109
Management fees to affiliate	-	296	-	2,478
	4,727	10,195	19,688	38,884
Loss before equity in (loss) earnings of affiliate	(702)	(3,032)	(5,600)	(14,816)
Equity in (loss) earnings of affiliate	(18)	(85)	(64)	17
Net loss	$(720)	$(3,117)	$(5,664)	$(14,799)
Net loss allocated to LEAF III's limited partners	$(713)	$(3,086)	$(5,607)	$(14,651)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,196,001
Net loss per weighted average limited partner unit	$(0.60)	$(2.58)	$(4.69)	$(12.25)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands except unit data)
(Unaudited)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' (Deficit) Capital
Balance, January 1, 2011	$(1,017)	1,195,631	$3,256	$2,239
Cash distributions paid	(18)	-	(1,794)	(1,812)
Net loss	(57)	-	(5,607)	(5,664)
Balance, September 30, 2011	$(1,092)	1,195,631	$(4,145)	$(5,237)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2011	2010
Net loss	$(5,664)	$(14,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(322)	(226)
Equity in loss (earnings) of affiliate	64	(17)
Depreciation on operating leases	2,071	3,069
Provision for credit losses	7,787	15,835
Amortization of deferred charges and discount on debt	4,536	1,433
Amortization and loss on financial derivative	-	795
Amortization of interest rate caps	-	12
Gain on derivative hedging activities	-	(72)
Changes in operating assets and liabilities:
Accounts receivable	43	(18)
Other assets	25	320
Accounts payable and accrued expenses and other liabilities	(31)	(1,004)
Due to affiliates	(1,795)	5,177
Net cash provided by operating activities	6,714	10,505

Cash flows from investing activities:
Purchases of leases and loans	-	(11,858)
Proceeds from leases and loans	72,046	106,237
Security deposits returned	(486)	(438)
Net cash provided by investing activities	71,560	93,941

Cash flows from financing activities:
Borrowings of debt	-	6,482
Repayment of debt	(78,128)	(114,793)
Borrowings on note payable	-	5,000
Repayment of note payable	(813)	-
Decrease in restricted cash	2,329	6,421
Increase in deferred financing costs	(5)	(1,050)
Redemption of limited partners' capital	-	(82)
Cash distributions to partners	(1,812)	(6,375)
Net cash used in financing activities	(78,429)	(104,397)

(Decrease) increase in cash	(155)	49
Cash, beginning of period	526	21
Cash, end of period	$371	$70

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”  or the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company, and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of April 24, 2008, the Fund raised $120.0 million by selling 1.2 million of its limited partner units. It commenced operations in March 2007.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in April 2013. Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the Partnership Agreement).

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

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through September 30, 2011, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the nine month periods ended September 30, 2011and 2010.

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

Recent Accounting Standards

Accounting Standards Recently Adopted

Troubled Debt Restructurings - In July 2010, the FASB issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  This guidance was effective for the Fund for the period ended September 30, 2011.  The Fund has provided the required disclosures in the notes to its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of September 30, 2011:

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$859	$1,459	$2,938	$4,950

Index

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Direct financing leases (a)	$65,985	$125,728
Loans (b)	41,503	65,129
Operating leases	2,788	6,215
	110,276	197,072
Allowance for credit losses	(3,480)	(9,180)
	$106,796	$187,892

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$67,371	$47,265	$133,992	$75,255
Unearned income	(5,683)	(5,026)	(13,718)	(9,196)
Residuals, net of unearned residual income (a)	4,905	-	6,273	-
Security deposits	(608)	(736)	(819)	(930)
	$65,985	$41,503	$125,728	$65,129

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31
	2011	2010
Equipment on operating leases	$9,962	$15,346
Accumulated depreciation	(7,177)	(9,094)
Security deposits	3	(37)
	$2,788	$6,215

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of September 30, 2011 and December 31, 2010, the Fund had $4.6 million and $11.3 million, respectively, of leases and loans on non-accrual status.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $3.5 million and $9.2 million) as of September 30, 2011 and December 31, 2010, respectively (in thousands):

Index

	September 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$103,478	93.9%	$180,564	91.6%
Delinquent:
31 to 91 days past due	2,236	2.0%	5,205	2.6%
Greater than 91 days (a)	4,562	4.1%	11,303	5.8%

	$110,276	100.0%	$197,072	100.0%

 (a) Balances in this age category are collectivelly evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of September 30, 2011 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Performing	$105,714	$185,769
Nonperforming	4,562	11,303

	$110,276	$197,072

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of period	$5,610	$10,780	$9,180	$17,400
Provision for credit losses	1,353	4,020	7,787	15,835
Charge-offs	(4,196)	(4,868)	(15,160)	(24,014)
Recoveries	713	1,048	1,673	1,759
Allowance for credit losses, end of period (a)	$3,480	$10,980	$3,480	$10,980

(a) End of period balances were collectively evaluated for impairment.

Commercial financial receivables whose terms are modified are classified as troubled debt restructurings if the Fund grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in interest rate. Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to modification. Troubled debt restructurings are included in the Fund’s migration analysis when evaluating the allowance for credit losses.

The following table presents troubled debt restructurings of the Fund and troubled debt restructurings that subsequently defaulted during the period ended September 30, 2011 (in thousands):

Index

	Modifications as of September 30, 2011
Troubled debt restructurings:	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Finance leases and loans	25	$1,808	$1,731
Operating leases	-	-	-

Troubled debt restructurings that subsequently defaulted:	Number of Contracts	Recorded investment

Finance leases and loans	5	$469
Operating leases	-	-

NOTE 6 – DEFERRED FINANCING COSTS

As of September 30, 2011 and December 31, 2010, deferred financing costs include $1.9 million and $3.1 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of September 30, 2011 and December 31, 2010 is $2.2 million and $965,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for each of the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

September 30, 2012	$1,066
September 30, 2013	658
September 30, 2014	149
September 30, 2015	23
September 30, 2016	7
Thereafter	4
$1,907

NOTE 7 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	September 30, 2011				2010
			Outstanding		Outstanding
	Type	Maturity Date	Balance	Interest rate per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$109,033	1.70% to 5.50%	$183,972
DZ Bank	Revolving	November 2013	-	commercial paper plus 1.75%	-
			$109,033		$183,972

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $ 7.2 million of which approximately $3.6 million remains unamortized as of September 30, 2011.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of September 30, 2011, $108.0 million of leases and loans and $10.6 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

Index

DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of September, 2011, no amounts were outstanding under this borrowing arrangement.

Debt Repayments: Excluding $3.6 million of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended September 30, and thereafter, are as follows (in thousands):

September 30, 2012	$60,573
September 30, 2013	33,691
September 30, 2014	12,637
September 30, 2015	4,049
September 30, 2016	1,656
$112,606

NOTE 8 – NOTE PAYABLE

In April 2010, the Fund entered into a $5.0 million, 10% term loan with Broadpoint Products Corp that required monthly interest payments.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a $1.3 million, 12% note payable to Guggenheim. The note payable to Guggenheim was paid off on March 21, 2011.

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

As discussed in Note 9, the Fund no longer has a need to employ a hedging strategy as all of its debt is on a fixed-rate basis.  Historically, the Fund’s vehicles to manage interest rate risk such as interest rate caps or interest rate swaps were the Fund’s only assets or liabilities measured at fair value on a recurring basis.

Index

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$-	$233
Management fees	-	296	-	2,478
Administrative expenses	375	818	1,200	3,109

Acquisition Fees. Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. August 1, 2010, the General Partner waived all management fees and subsequently waived all future management fees.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000, calculated on the basis of 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of September 30, 2011, the Fund has a $206,000 remaining Repurchase Commitment.

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

Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited Partnership Agreement, as discussed below.  A majority of the limited partner units outstanding were required to vote in favor of the proposed amendment to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

Section 11.1(b) of our Amended and Restated Agreement of the Limited Partnership (the “Limited Partnership Agreement”) provides for a period of five years (the “Reinvestment Period”) following the Final Closing Date (as such term is defined in the Limited Partnership Agreement), which was the final date of our offering period, during which we were permitted to reinvest Distributable Cash (defined below) in excess of the limited partners’ Unpaid Cumulative Return (defined below) in equipment, equipment leases and loans.  The Reinvestment Period terminates in April 2013.  The Limited Partnership Agreement defines “Distributable Cash” generally as our gross revenue without deduction for depreciation, but after deducting cash funds used to pay all expenses, debt service, capital improvements and replacements, and less amounts allocated to reserves by our General Partner and plus amounts released from reserves by our General Partner.  The Limited Partnership Agreement defines “Unpaid Cumulative Return” as the amount of the limited partner’s Cumulative Return, reduced by aggregate distributions made to such limited partner, and defines “Cumulative Return” as an amount equal to an 8.5% annual cumulative return on the limited partner’s Adjusted Capital Contribution.  A limited partner’s “Adjusted Capital Contribution” is the aggregate initial purchase price paid for a limited partner’s units of limited partnership interest, reduced by all distributions theretofore made to a limited partner in excess of the Cumulative Return.

Index

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

As of March 31, 2011, the date of the proxy solicitation, the Unpaid Cumulative Return was an aggregate of approximately $5.2 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $499.7 million at December 31, 2007 to $157.5 million at March 31, 2011.

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

On October 17, 2011, our General Partner amended the Limited Partnership Agreement to allow us to reinvest Distributable Cash into new equipment, leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.

General Economic Overview

During the third quarter of 2011, there was continuing erosion in both consumer and business confidence. The decline in confidence has negatively impacted an already uncertain economic outlook.  Confidence in the U.S. economy and capital markets is a key driver to overall economic health including the equipment finance industry.  When confidence improves consumers and business are likely to acquire goods and services including equipment.  When confidence declines the opposite is more likely.  Because the Fund’s portfolio is composed primarily of equipment leases and loans to small and medium size businesses’ declining consumer and business confidence can have a negative impact on our industry.  Of particular note, the Equipment Leasing & Finance Foundation Monthly Confidence Index continued to decline falling to 47.6 in September 2011, from 50.0 in August 2011 and 52.6 in June 2011.  Additional third quarter news reports on economic performance confirmed the economy continues to struggle.  A sampling of notable economic news items is presented below.

Index

•	At its September 20-21 meeting, the Federal Reserve declared that there were significant downside risks to the economy and the Federal Reserve announced a new $400 billion stimulus program.

•	Both the Standard & Poor/Case-Shiller Home Price Index and the National Association of Realtors Housing Price Index reported declines.

•
Three key measures of consumer and business confidence, the University of Michigan Consumer Sentiment Index, the Conference Board Consumer Confidence Index, and the NFIB Business Optimism Index all posted declines.

•	FICO reported that its survey of bank risk managers shows an expectation that mortgage foreclosures will continue to rise and housing prices are unlikely to return to 2007 levels until 2020.

•	Experian reported that findings from its Business Benchmark Report showed that small businesses had an increase in severely delinquent accounts.

•	The Commerce Department reported that August 2011 sales of new homes fell for the fourth straight month and are less than half the level necessary for a sustained and healthy housing market.

The various consumer, business and equipment leasing indices demonstrate not just current conditions but also are strong predictors of the trend for the near term, and the prediction for the near term is not positive. The various national economic trends have an impact on the businesses that have financings with the LEAF Funds, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Investment in leases and loans, net	$106,796	$187,892

Number of contracts	23,100	35,500
Number of individual end users (a)	19,700	29,400
Average original equipment cost	$18.0	$16.1
Average initial lease term (in months)	58	54
Average remaining lease term (in months)	21	18
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%
Florida	10%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	37%	38%
Office Equipment	15%	15%
Medical Equipment	13%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	40%
Transportation/Communication/Energy	13%	13%
Retail Trade	13%	12%

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

Portfolio Performance
The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$110,276	$232,813	$(122,537)	(53)%
Less: allowance for credit losses	(3,480)	(10,780)	7,300	(68)%
Investment in leases and loans, net	$106,796	$222,033	$(115,237)	(52)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$148,024	$306,379	$(158,355)	(52)%
Non-performing assets	$4,562	$14,374	$(9,812)	(68)%
Charge-offs, net of recoveries	$13,487	$22,255	$(8,768)	(39)%
As a percentage of finance receivables:
Allowance for credit losses	3.16%	4.63%
Non-performing assets	4.14%	6.17%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	9.11%	7.26%

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

Index

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $3.5 million is necessary at September 30, 2011.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2011.

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

Index

Three Months Ended September 30, 2011 as compared to the Three Months Ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$2,656	$5,184	$(2,528)	(49)%
Rental income	762	1,129	(367)	(33)%
Gain on sale of equipment and lease dispositions, net	187	250	(63)	(25)%
Other income	420	600	(180)	(30)%
	4,025	7,163	(3,138)	(44)%

Expenses:
Interest expense	2,111	3,086	(975)	(32)%
Losses on derivative activities	-	389	(389)	(100)%
Depreciation on operating leases	598	973	(375)	(39)%
Provision for credit losses	1,353	4,020	(2,667)	(66)%
General and administrative expenses	290	613	(323)	(53)%
Administrative expenses reimbursed to affiliate	375	818	(443)	(54)%
Management fees to affiliate	-	296	(296)	(100)%
	4,727	10,195	(5,468)	(54)%
Loss before equity in loss of affiliate	(702)	(3,032)	2,330
Equity in loss of affiliate	(18)	(85)	67
Net loss	$(720)	$(3,117)	$2,397
Net loss allocated to LEAF III's limited partners	$(713)	$(3,086)	$2,373

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $120.0 million for the three months ended September 30, 2011 as compared to $246.2 million for the three months ended September 30, 2010, a decrease of $126.2 million or 51.3%. This decrease was primarily due to the runoff of our portfolio of leases and loans.  See “Liquidity and Capital Resources” for further discussion.

•	A decrease in rental income, which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

•
A decrease in other income, primarily due to a reduction in both late fee and collection fee income. Late fee and collection fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended September 30, 2011 and 2010 were $121.0 million and $225.0 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our lenders and due to the reduction in the size of our portfolio of leases and loans.

As discussed in Note 9, subsequent to the completion of the 2010-4 Term Securitization all of our debt was on a fixed rate basis and accordingly, we terminated all of our interest rate swap contracts.  Cash settlements on these interest rate swaps for the three month period ended September 30, 2010 were $1.6 million.

•
Losses on derivative activities decreased as all of the interest on the Fund’s debt is fixed subsequent to the 2010-4 Term Securitization.  Accordingly, the Fund no longer owns or purchases interest rate swaps to mitigate variable interest rate risk.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•
A decrease in management fees.  Beginning in August 1, 2010, our General Partner waived the current quarters asset management fees and all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

Index

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended September 30, 2011 and 2010 was $0.60 and $2.58, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

 Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$9,757	$17,728	$(7,971)	(45)%
Rental income	2,694	3,684	(990)	(27)%
Gain on sale of equipment and lease dispositions, net	322	226	96	42%
Other income	1,315	2,430	(1,115)	(46)%
	14,088	24,068	(9,980)	(41)%

Expenses:
Interest expense	7,429	11,223	(3,794)	(34)%
Losses on derivative activities	-	1,411	(1,411)	(100)%
Depreciation on operating leases	2,071	3,069	(998)	(33)%
Provision for credit losses	7,787	15,835	(8,048)	(51)%
General and administrative expenses	1,201	1,759	(558)	(32)%
Administrative expenses reimbursed to affiliate	1,200	3,109	(1,909)	(61)%
Management fees to affiliate	-	2,478	(2,478)	(100)%
	19,688	38,884	(19,196)	(49)%
Loss before equity in (loss) earnings of affiliate	(5,600)	(14,816)	9,216
Equity in (loss) earnings of affiliate	(64)	17	(81)
Net loss	$(5,664)	$(14,799)	$9,135
Net loss allocated to LEAF III's limited partners	$(5,607)	$(14,651)	$9,044

 The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $148.0 million for the nine months ended September 30, 2011 as compared to $306.4 million for the nine months ended September 30, 2010, a decrease of $158.4 million or 52%.

•	A decrease in rental income, which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in other income, due primarily to a decrease in late fee, handling, and collection administrative fee income. These decreases were due to the decrease of the equipment financing portfolio.

These decreases in total revenues were partially offset by the following:

•	An increase in gains on sales of equipment and lease dispositions. Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was a primarily the result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the nine months ended September 30, 2011 and September 30, 2010 were $145.5 million and $262.1 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

As discussed in Note 9, subsequent to the completion of the 2010-4 Term Securitization all of our debt was on a fixed rate basis and accordingly, we terminated all of our interest rate swap contracts.  Cash settlements on these interest rate swaps for the nine month period ended September 30, 2010 were $5.7 million.

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

Index

•
A decrease in management fees as beginning in August 1, 2010 our General Partner waived all asset management fees. The General Partner has also waived all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the nine months ended September 30, 2011 and 2010 was $4.69 and $12.25, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 and 1,196,001, respectively.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.

We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$6,714	$10,505
Net cash provided by investing activities	71,560	93,941
Net cash used in financing activities	(78,429)	(104,397)
(Decrease) increase in cash	$(155)	$49

Cash decreased by $155,000 which was primarily due to debt repayments of $78.1 million and distributions to our partners of $1.8 million, offset by proceeds from leases and loans of $72.0 million.

Partners’ distributions paid for the nine months ended September 30, 2011 and 2010 were $1.8 million and $6.4 million, respectively.  To date, limited partners have received total distributions of approximately 26% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 8.5% per year of invested capital through July of 2010 and were lowered to 2.0% in August 2010.

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

As discussed above, we recently amended our Partnership Agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio through use of distributable cash.  Previously, the Partnership Agreement prohibited distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions had been paid cumulatively at the original rate of 8.5% per year.

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to us and ultimately may increase distributions to the limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee. Through September 30, 2011, the General Partner has waived $3.5 million of asset management fees, of which $2.0 million related to the nine months ended September 30, 2011.

Index

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of September 30, 2011 (in thousands):

	Type	Maturity	Amount Outstanding	Amount of Collateral
2010-4 Term Securitization	Term	August 2018, January 2019	$109,033	$118,607
DZ Bank	Revolving	November, 2013	-	-
			$109,033	$118,607

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $3.6 million remains unamortized as of September 30, 2011.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of September 30, 2011, $108.0 million of leases and loans and $10.6 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of September, 2011, no amounts were outstanding under this borrowing arrangement.

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

Index

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2011	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

November 14, 2011	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer