Form 10-K
period 2011-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2012-03-28
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
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

Index

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and subsidiary.

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. The General Partner is a Delaware limited liability company, and subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate, and financial fund management segments. Through our offering termination date of April 24, 2008 we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2015. We expect to enter our liquidation period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

We acquire a diversified portfolio of new, used, or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

Index

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

As discussed further in ITEM 7, the economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

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

The tight credit markets have adversely affected our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFFinancial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

Index

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

 ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner with respect to limited partner units it purchased.

Title of Class	Number of Partners as of December 31, 2011
Limited Partners	2,546
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2011, 2010 and 2009 were $2.4 million, $6.9 million, and $10.2 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% in 2011, 6% in 2010, and 9% in 2009, of their original capital contribution to us.

Index

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We deem March 13, 2007 to be the commencement of our operations and we refer to the period from that date through December 31, 2007 as the period ended December 31, 2007.  We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report (in thousands, except unit and per unit data):

	Years Ended December 31,				Period Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$17,381	$30,490	$59,178	$74,088	$15,816
Interest expense	9,253	22,773	37,192	44,943	10,949
Provision for credit losses	9,262	19,602	30,790	26,054	1,428
Other expenses	5,378	14,212	23,040	23,157	3,807
Total expenses	23,893	56,587	91,022	94,154	16,184
Equity in (losses) earnings of affiliate	(77)	(25)	(212)	1,812	-
Net loss attributable to the noncontrolling interest	-	-	3,261	600	-
Net loss	$(6,589)	$(26,122)	$(28,795)	$(17,654)	$(368)
Net loss allocated to limited partners	$(6,523)	$(25,861)	$(28,507)	$(17,477)	$(364)
Distributions to partners	$2,415	$6,977	$10,278	$9,205	$2,304
Weighted average number of limited partner units outstanding during the year	1,196,001	1,196,001	1,197,029	1,114,102	384,672
Net loss per weighted average limited partner unit	$(5.45)	$(21.62)	$(23.81)	$(15.69)	$(0.95)

	December 31,
	2011	2010	2009	2008	2007
Investment in leases and loans, net	$84,367	$187,892	$334,452	$682,458	$499,704
Total assets	98,359	205,873	364,550	738,422	536,442
Debt and note payable	88,235	184,668	314,420	644,223	467,625
Partners’ (deficit) capital:
General partner	(1,107)	(1,017)	(686)	(295)	(26)
Limited partners	(5,658)	3,256	36,106	74,914	61,879
Accumulated other comprehensive loss	-	-	(10,261)	(18,563)	(6,803)
Total partners’ (deficit) capital	$(6,765)	$2,239	$25,159	$56,056	$55,050

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund III, L.P. and its subsidiaries.

Fund Summary

As discussed in more detail in Item 1, we acquire a diversified portfolio of new, used, or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment.

At the time of our commencement, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses.  However, it is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.   Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow.   If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary credit facilities matured and we had to extend, renew or refinance them, our costs increased.  Most significantly, we had to reduce our debt on the leases previously financed.  The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.    All of this happened while losses increased.  The small businesses that represent our typical leasing customer have suffered through the recession.  The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with our lender to prevent them from foreclosing on any collateral, or requiring a liquidation of leases that would have badly impaired capital. We sought new forms of capital, and were able to arrange debt at a time when lenders were not generally providing new facilities. In December of 2010, we completed a term securitization totaling approximately $202 million in which we were able to issue asset- backed notes and pay-off three of our existing lenders with the proceeds.

 Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $15.6 million from inception through December 31, 2011, in order to preserve cash for us.  Additionally, effective August 1, 2010, the General Partner has also waived all future management fees in order to preserve cash.

To date, limited partners have received total distributions ranging from approximately 21% to 31% of their original amount invested, depending upon when the investment was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 2.0%.

General Economic Overview

Uncertainty and caution continue to reign in the various forecasts for the U.S. economy. However, during the fourth quarter of 2011 there was, on balance, more favorable economic news than unfavorable economic news.  During the fourth quarter of 2011 there was improvement in the employment rate, reduction in jobless claims, and increases in equipment sales and business borrowing, both of which tend to be precursors to sustained economic growth.  At the same time continued uncertainty and a lack of confidence in the small business community, a key driver in long term job creation, continue to be major impediments to steady and sustained economic growth.  Significant economic statistics reported on fourth quarter activity are presented below.

•
The National Federation of Independent Business survey showed that small business concerns over business conditions and the political climate continue to be key reasons preventing business expansion.  Small businesses comprise the majority of the borrowers and lessees in the LEAF Fund’s portfolio and consequently the health of the small business community is critical to the LEAF Funds portfolio performance.

•
The National Association of Realtors reported that existing home sales in December 2011 increased for the third month in a row and remained above prior year levels significantly reducing the housing inventory. At the same time the S&P Case-Shiller Home Price Index showed decreases in home prices. So while there is more sales activity (a positive), the price declines negatively impact personal wealth (a negative).

Index

•	The Federal Reserve’s Beige Book released in the fourth quarter of 2011 showed increases in consumer spending and manufacturing activity and economic activity was described as slow to moderate.
•	During the fourth quarter of 2011 the unemployment rate fell to 8.5%, and the Institute of Supply Management reported an accelerating pace in U.S. manufacturing which supported employment gains.
•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in December 2011 was 57.2 signifying steadying optimism about business activity among surveyed executives in the equipment lease and finance industry.  Similarly the December 2011 Credit Manager’s Index published by the National Association of Credit Managers increased to 54.4 (positive territory) driven largely by gains in the service industry.

As stated previously the overall economic trends in the fourth quarter of 2011 tended to be more positive than negative.  Those trends are in line with recent stability shown in our portfolio performance.  However, while uncertainty in the economic outlook persists, and while the economy remains unsettled, our portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2011	2010
Investment in leases and loans, net	$84,367	$187,892

Number of contracts	20,000	35,500
Number of individual end users (a)	17,200	29,400
Average original equipment cost	$18.8	$16.1
Average initial lease term (in months)	59	54
Average remaining lease term (in months)	21	18
States accounting for more than 10% of lease and loan portfolio:
California	12%	13%
Florida	10%	9%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	37%	38%
Office Equipment	15%	15%
Medical Equipment	13%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	40%
Retail Trade	13%	12%
Transportation/Communication/Energy	12%	13%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2011 and 2010, our outstanding bank debt was $88.2 million and $183.9 million, respectively.

Index

The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$86,007	$197,072	$(111,065)	(56)%
Less: allowance for credit losses	1,640	9,180	(7,540)	(82)%
Investment in leases and loans, net	$84,367	$187,892	$(103,525)	(55)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$135,137	$267,155	$(132,018)	(49)%
Non-performing assets	$2,250	$11,303	$(9,053)	(80)%
Charge-offs, net of recoveries	$16,802	$27,822	$(11,020)	(40)%
As a percentage of finance receivables:
Allowance for credit losses	1.91%	4.66%
Non-performing assets	2.62%	5.74%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	12.43%	10.41%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. However, in 2011 our non-performing assets as a percentage of finance receivables declined to 2.6% at December 31, 2011 compared to 5.7% at December 31, 2010 due to an improved aging of our portfolio.  Our investments in leases and loans that were current as a percentage of our portfolio increased to 94.1% as of December 31, 2011 compared to 91.6% at December 31, 2010.  We are cautiously optimistic that this trend will continue as the economy continues to recover.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

 Investments in Leases and Loans

The Fund’s investment in leases and loans consist of direct financing leases, operating leases and loans.

Index

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2011, 2010 and 2009.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and December 31, 2010, the Fund had $2.3 million and $11.3 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in Other income.

Index

Results of Operations

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$11,956	$22,588	$(10,632)	(47)%
Rental income	3,312	4,832	(1,520)	(31)%
Gains on sales of equipment and lease dispositions, net	455	182	273	150%
Other income	1,658	2,888	(1,230)	(43)%
	17,381	30,490	(13,109)	(43)%

Expenses:
Interest expense	9,253	22,773	(13,520)	(59)%
Depreciation on operating leases	2,532	3,935	(1,403)	(36)%
Provision for credit losses	9,262	19,602	(10,340)	(53)%
General and administrative expenses	1,392	2,372	(980)	(41)%
Administrative expenses reimbursed to affiliate	1,454	3,889	(2,435)	(63)%
Management fees to affiliate	-	2,478	(2,478)	(100)%
Mark to market changes on derivative liabilities	-	1,538	(1,538)	(100)%
	23,893	56,587	(32,694)	(58)%
Loss before equity in loss of affiliate	(6,512)	(26,097)	19,585
Equity in loss of affiliate	(77)	(25)	(52)
Net loss	$(6,589)	$(26,122)	$19,533
Net loss allocated to limited partners	$(6,523)	$(25,861)	$19,338

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $135.1 million for the year ended December 31, 2011 as compared to $267.2 million for the year ended December 31, 2010, a decrease of $132.0 million (49%).

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

The decrease in total expenses was a result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2011 and December 31, 2010 were $133.8 million and $232.5 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

Subsequent to the completion of the 2010-4 Term Securitization, all of our debt was on a fixed rate basis and accordingly, we terminated all of our interest rate swap contracts.

•
A decrease in management fees.  Our General Partner waived asset management fees of $2.6 million for the year ended December 31, 2011 and has waived $4.0 million on a cumulative basis. The General Partner has also waived all future management fees.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio and improvement in the aging of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31 2011 and 2010 was $5.45 and $21.62 respectively, based on a weighted average number of limited partner units outstanding of 1,196,001 for each period.

Index

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$22,588	$49,089	$(26,501)	(54)%
Rental income	4,832	4,722	110	2%
Gains on sales of equipment and lease dispositions, net	182	1,190	(1,008)	(85)%
Other income	2,888	4,177	(1,289)	(31)%
	30,490	59,178	(28,688)	(48)%

Expenses:
Interest expense	22,773	37,192	(14,419)	(39)%
Depreciation on operating leases	3,935	3,910	25	1%
Provision for credit losses	19,602	30,790	(11,188)	(36)%
General and administrative expenses	2,372	5,192	(2,820)	(54)%
Administrative expenses reimbursed to affiliate	3,889	6,162	(2,273)	(37)%
Management fees to affiliate	2,478	5,999	(3,521)	(59)%
Mark to market changes on derivative liabilities	1,538	1,777	(239)	(13)%
	56,587	91,022	(34,435)	(38)%
Loss before equity in (loss) earnings of affiliate	(26,097)	(31,844)	5,747
Equity in losses of affiliate	(25)	(212)	187
Net loss	(26,122)	(32,056)	5,934
Less: Net loss attributable to the noncontrolling interest	-	3,261	(3,261)
Net loss attributable to LEAF III	$(26,122)	$(28,795)	$2,673
Net loss allocated to LEAF III's limited partners	$(25,861)	$(28,507)	$2,646

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

The decrease in total expenses was primarily a result of the following:

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

These decreases in expenses were offset, in part, by the following:

•
A decrease in mark to market changes on derivative liabilities.  Our derivative contracts are structured that they mature simultaneously with the maturity of our debt facilities.  The fair values of these contracts are also impact by the underlying variable rates associated with these contracts which can fluctuate over time.

Index

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31 2010 and 2009 was $21.62 and $23.81 respectively, based on a weighted average number of limited partner units outstanding of 1,196,001 and 1,197,029 respectively.

 Liquidity and Capital Resources

Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans, and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$8,583	$10,729	$20,046
Net cash provided by investing activities	92,187	123,205	181,021
Net cash used in financing activities	(101,142)	(133,429)	(204,282)
(Decrease) increase in cash	$(372)	$505	$(3,215)

Cash decreased by $372,000 which was primarily due to debt repayments of $99.7 million and distributions to our partners of $2.4 million, partially offset by proceeds from leases and loans of $92.7 million.

Partners’ distributions paid for the years ended December 31, 2011 and 2010 were $2.4 million and $7.0 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital through July of 2010 and were lowered to 2% in August 2010.  Cumulative partner distributions paid from our inception to December 31, 2011 were approximately $31.2 million.

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

Beginning August 1, 2010, our General Partner waived its asset management fee. The General Partner waived approximately $2.6 million for the year ended December 31, 2011 and has waived approximately $4.0 million on a cumulative basis.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2011 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
DZ Bank	Revolving	November 2013	$140,000	$-	$-	$-
2010-4 Term Securitization	Term	August 2018, January 2019	88,235	88,235	N/A	95,323
			$228,235	$88,235	$-	$95,323

(1)
Availability under these credit facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.

(2)
All facilities are collateralized by specific leases and loans and related equipment. Recourse under these facilities is limited to the amount of collateral pledged, and with respect to the DZ Bank facility, an additional 5% of the outstanding debt balance, or $0 as of December 31, 2011.

Index

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $2.8 million remains unamortized as of December 31, 2011.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.

DZ Bank

The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.  The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of December 31, 2011, no amounts were outstanding under this borrowing arrangement.

Broadpoint Products Corp./ Guggenheim Note Payable

In April 2010, we entered into a $5 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per annum.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million which bore interest at 12% annually.  The Guggenheim note was paid off on March 21, 2011.

West LB

This facility was terminated as of December 8, 2010 and the outstanding balance of $84.7 million was paid off with the proceeds from the 2010-4 Term Securitization.  Interest on this facility was London Interbank Offered Rate (LIBOR) plus 2.50% per annum for all borrowings subsequent to March 2009 and at LIBOR plus 0.95% per annum for borrowings prior to March 2009.

Key Equipment Finance

This facility was terminated as of December 8, 2010 and the outstanding balance of $27.3 million was paid off with the proceeds from the 2010-4 Term Securitization. Interest on this facility was calculated at one month commercial paper rate of the lender plus 1.55% per annum.

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $1.6 million. As our lease portfolio ages, and if the economy in the United States falters for a substantial period of time, we may need to increase our allowance for credit losses.

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

We continue to seek additional sources of financing, including expanded bank financing that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

Index

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies.

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Leaf Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Leaf Equipment Leasing Income Fund III, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2012

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Cash	$154	$526
Restricted cash	11,250	13,019
Accounts receivable	60	201
Investment in leases and loans, net	84,367	187,892
Deferred financing costs, net	1,584	3,132
Investment in affiliated leasing partnerships	786	863
Other assets	158	240
Total assets	$98,359	$205,873
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$88,235	$183,972
Note payable	-	696
Accounts payable and accrued expenses	733	529
Other liabilities	511	877
Due to affiliates	15,645	17,560
Total liabilities	105,124	203,634

Commitments and contingencies (Note 12)

Partners’ (Deficit) Capital:
General partner	(1,107)	(1,017)
Limited partners	(5,658)	3,256
Total partners’ (deficit) capital	(6,765)	2,239
Total liabilities and partners' (deficit) capital	$98,359	$205,873

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Interest on equipment financings	$11,956	$22,588	$49,089
Rental income	3,312	4,832	4,722
Gains on sales of equipment and lease dispositions, net	455	182	1,190
Other income	1,658	2,888	4,177
	17,381	30,490	59,178

Expenses:
Interest expense	9,253	22,773	37,192
Depreciation on operating leases	2,532	3,935	3,910
Provision for credit losses	9,262	19,602	30,790
General and administrative expenses	1,392	2,372	5,192
Administrative expenses reimbursed to affiliate	1,454	3,889	6,162
Management fees to affiliate	-	2,478	5,999
Mark to market changes on derivative liabilities	-	1,538	1,777
	23,893	56,587	91,022
Loss before equity in loss of affiliate	(6,512)	(26,097)	(31,844)
Equity in loss of affiliate	(77)	(25)	(212)
Net loss	(6,589)	(26,122)	(32,056)
Less: Net loss attributable to the noncontrolling interest	-	-	3,261
Net loss attributable to LEAF III Partners	$(6,589)	$(26,122)	$(28,795)
Net loss allocated to limited partners	$(6,523)	$(25,861)	$(28,507)
Weighted average number of limited partner units outstanding during the period	1,196,001	1,196,001	1,197,029
Net loss per weighted average limited partner unit	$(5.45)	$(21.62)	$(23.81)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands except unit data)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total LEAF III Partners'	Noncontrolling	Total Partners' Capital	Comprehensive
	Amount	Units	Amount	(Loss) Income	Capital	Interest	(Deficit)	(Loss) Income
Balance, January 1, 2009	$(295)	1,198,068	$74,914	$(18,563)	$56,056	$10,466	$66,522
Cash distributions	(103)	-	(10,175)	-	(10,278)	-	(10,278)
Redemption of limited partnership units	-	(1,437)	(126)	-	(126)	-	(126)
Issuance of subsidiary shares to noncontrolling interest	-	-	-	-	-	1,225	1,225
Net loss	(288)	-	(28,507)	-	(28,795)	(3,261)	(32,056)	$(32,056)
Unrealized gains on financial derivatives	-	-	-	4,463	4,463	1,346	5,809	5,809
Amortization of loss on financial derivatives	-	-	-	1,060	1,060	-	1,060	1,060
Other comprehensive income	-	-	-	-	-	-	-	6,869
Comprehensive loss	-	-	-	-	-	-	-	(25,187)
Deconsolidation of LEAF Funding, LLC	-	-	-	2,779	2,779	(9,776)	(6,997)	-
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	1,915
Comprehensive loss attributable to LEAF III	-	-	-	-	-	-	-	$(23,272)
Balance, December 31, 2009	(686)	1,196,631	36,106	(10,261)	25,159	-	25,159
Cash distributions	(70)	-	(6,907)	-	(6,977)	-	(6,977)
Redemption of limited partnership units	-	(1,000)	(82)	-	(82)	-	(82)
Net loss	(261)	-	(25,861)	-	(26,122)	-	(26,122)	$(26,122)
Unrealized gains on financial derivatives	-	-	-	2,680	2,680	-	2,680	2,680
Realized loss on financial derivatives	-	-	-	6,503	6,503	-	6,503	6,503
Amortization of loss on financial derivatives	-	-	-	1,078	1,078	-	1,078	1,078
Balance, December 31, 2010	(1,017)	1,195,631	3,256	-	2,239	-	2,239	$(15,861)
Cash distributions	(24)	-	(2,391)	-	(2,415)	-	(2,415)
Net loss	(66)	-	(6,523)	-	(6,589)	-	(6,589)	$(6,589)
Balance, December 31, 2011	$(1,107)	1,195,631	$(5,658)	$-	$(6,765)	$-	$(6,765)	$(6,589)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2011	2010	2009
Net loss	$(6,589)	$(26,122)	$(28,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss attributable to noncontrolling interest	-	-	(3,261)
Gains on sales of equipment and lease dispositions, net	(455)	(182)	(1,190)
Equity in loss of affiliate	77	25	212
Depreciation on operating leases	2,532	3,935	3,910
Provision for credit losses	9,262	19,602	30,790
Amortization of deferred charges and discount on debt	5,609	4,020	5,917
Amortization and loss on financial derivative	-	8,258	1,060
Amortization of interest rate caps	-	3	15
Gains on derivative hedging activities	-	(742)	(1,021)
Changes in operating assets and liabilities:
Accounts receivable	141	57	60
Other assets	82	342	(321)
Accounts payable and accrued expenses and other liabilities	(161)	(1,299)	(567)
Due to affiliates	(1,915)	2,832	13,237
Net cash provided by operating activities	8,583	10,729	20,046

Cash flows from investing activities:
Purchases of leases and loans	-	(11,858)	(52,043)
Proceeds from leases and loans	92,743	135,604	227,319
Security deposits collected, net of returns	(556)	(541)	(2,209)
Investment in LEAF Funds JV2	-	-	(428)
Proceeds from sale of interest in LEAF Funding, LLC, net of cash sold	-	-	8,382
Net cash provided by investing activities	92,187	123,205	181,021

Cash flows from financing activities:
Borrowings of debt	-	201,194	42,208
Repayment of debt	(99,683)	(332,084)	(245,795)
Borrowings on note payable	-	5,860	-
Repayment of note payable	(813)	(5,178)	-
Decrease in restricted cash	1,769	11,776	9,884
Increase in deferred financing costs	-	(3,121)	(1,400)
Payment on termination of financial derivative	-	(4,817)	-
Redemption of Limited Partners' capital	-	(82)	(126)
Cash distributions to partners	(2,415)	(6,977)	(10,278)
Issuance of subsidiary shares to noncontrolling interest	-	-	1,225
Net cash used in financing activities	(101,142)	(133,429)	(204,282)

(Decrease) increase in cash	(372)	505	(3,215)
Cash, beginning of period	526	21	3,236
Cash, end of period	$154	$526	$21

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31 2011

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its liquidation period beginning in April 2013. The Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.3 million for a 1.2% limited partnership interest in the Fund.

The Fund has evaluated its December 31, 2011 consolidated financial statements for subsequent events through the date the financial statements were issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF Fund III, LLC, LEAF III C SPE, LLC, and LEAF Receivables Funding 5, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately a 4% ownership interest in LEAF Funding, LLC (“Funding LLC”). The Fund accounts for its interest in Funding LLC under the equity method of accounting.

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”).  The Fund has invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

Reclassification

Certain reclassifications have been made to 2010 and 2009 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $220,000 and $75,000 were reclassified to ‘Interest on equipment financings’ and ‘Rental income,’ respectively, from ‘Other Income’ for the year ended December 31, 2010.  Also, renewal income of approximately $75,000 for the year ended December 31, 2009 that was previously included in ‘Other income’ has been reclassified to ‘Interest on equipment financings’ on the statement of operations.   Additionally, amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $4.1 million for the year ended December 2010 was reclassified from “Loss on derivative activities” to “Interest expense.”

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value and effectiveness of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $1.1 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

As of December 31, 2011, 12% and 10% of the Fund’s net investment in direct financing leases and loans were located in California and Florida, respectively.  No other state accounted for more than 9% of the Fund’s portfolio as of December 31, 2011.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2011, 2010 and 2009.

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

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and December 31, 2010, the Fund had $2.3 million and $11.3 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

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

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether the derivative has been designated and qualified for hedge accounting treatment pursuant to U.S. GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, was recognized immediately in the accompanying statement of operations.

The Fund terminated its derivative instruments simultaneously with the pricing of the 2010-4 Term Securitization transaction in December 2010, as the 2010-4 Term Securitization is a fixed rate facility and the Fund was no longer exposed to variable interest rate risk.  Accordingly, the Fund recognized the outstanding balances in accumulated other comprehensive income on the accompanying statement of operations for the period ending December 31, 2010.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

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

Allocation of Partnership Income, Loss and Cash Distributions

Cash available for distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution and thereafter, for investment and reinvestment in the portfolio of investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

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

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of December 31, 2011:

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

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund does not expect that adoption of this amendment will significantly impact its consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$3,700	$17,730	$33,749

Non-cash activities:
Borrowings under DZ Bank credit facility	$-	$-	$31,310
Acquisition of leases	-	-	(31,310)

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2011	2010
Direct financing leases (a)	$50,246	$125,728
Loans (b)	33,674	65,129
Operating leases	2,087	6,215
	86,007	197,072
Allowance for credit losses	(1,640)	(9,180)
	$84,367	$187,892

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$50,509	$38,350	$133,992	$75,255
Unearned income	(4,019)	(3,987)	(13,718)	(9,196)
Residuals, net of unearned residual income (a)	4,319	-	6,273	-
Security deposits	(563)	(689)	(819)	(930)
	$50,246	$33,674	$125,728	$65,129

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

Index

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2011	2010
Equipment on operating leases	$8,527	$15,346
Accumulated depreciation	(6,438)	(9,094)
Security deposits	(2)	(37)
	$2,087	$6,215

At December 31, 2011, the future payments scheduled to be received on non-cancelable leases and loans for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2012	$33,830	$18,662	$900	$53,392
2013	13,051	10,511	120	23,682
2014	2,798	6,156	61	9,015
2015	616	2,152	-	2,768
2016	155	638	-	793
2017 and thereafter	59	231	-	290
	$50,509	$38,350	$1,081	$89,940

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2011 and December 31, 2010, the Fund had $2.3 million and $11.3 million, respectively, of leases and loans on non-accrual status.

NOTE 5-ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from investments in leases and loans, presented gross of allowance for credit losses of $1.6 million and $9.2 million at December 31, 2011 and December 31, 2010, respectively, (dollars in thousands):

	Years Ended December 31,
	2011		2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$80,907	94.1%	$180,564	91.6%
Delinquent:
31 to 91 days past due	2,850	3.3%	5,205	2.6%
Greater than 91 days (a)	2,250	2.6%	11,303	5.8%

	$86,007	100.0%	$197,072	100.0%
______________________________________
(a)  Balances in this age category are collectively evaluated for impairment.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

The credit quality of the Fund’s investment in leases and loans as of December 31, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Performing	$83,757	$185,769
Nonperforming	2,250	11,303
	$86,007	$197,072

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2011	2010	2009
Allowance for credit losses, beginning of year	$9,180	$17,400	$10,374
Provision for credit losses	9,262	19,602	30,790
Charge-offs	(19,030)	(30,859)	(22,003)
Recoveries	2,228	3,037	1,509
Deconsolidation of LEAF Funding, LLC	-	-	(3,270)
Allowance for credit losses, end of year (a)	$1,640	$9,180	$17,400

(a) End of year balances  were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2011 and December 31, 2010, deferred financing costs include $1.6 million and $3.1 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2011 and December 31, 2010 is $2.5 million and $965,000, respectively.

NOTE 7 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	December 31, 2011						December 31, 2010
	Type	Maturity Date	Amount of Facility	Outstanding Balance	Available	Interest rate per annum	Outstanding Balance
2010-4 Term Securitization (1) (3)	Term	(1)	$88,235	$88,235	N/A	1.70% to 5.50%	$183,972
DZ Bank (2)	Revolving	November 2013	140,000	-	-	(4)	-
			$228,235	$88,235	$-		$183,972

(1)
Six tranches of asset-backed notes were issued, one that matures in August 2018 and five that mature in January 2019, respectively. The asset-backed notes were issued at $201.9 million and bear interest at stated, fixed  rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million.

(2)	Availability under this loan is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants, and the borrowing base formula.
(3)
Collateralized by specific leases and loans and related equipment. As of December 31, 2011, $85.2 million of leases and loans and $10.1 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(4)	Interest on each borrowing on this facility was calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.

WestLB

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

The Fund is subject to certain financial covenants related to our DZ Bank facility.  As of December 31, 2010, the Fund had incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services the Fund’s leases and loans.  The Fund has requested waivers from DZ Bank with respect to these breaches but none have been provided. As of December 31, 2011 no amounts are outstanding under this borrowing arrangement.

Key Equipment Finance

This facility was terminated as of December 8, 2010 and the outstanding balance of $27.3 million was paid off with the proceeds from the 2010-4 Term Securitization. Interest on this facility was calculated at one month commercial paper rate of the lender plus 1.55% per annum.

Debt Repayments: Estimated annual principal payments (gross of original issue discount of $2.8 million at December 31, 2011) on the Fund’s aggregate borrowings over the next five years ended December 31, are as follows (in thousands):

December 31, 2012	$51,212
December 31, 2013	25,852
December 31, 2014	9,767
December 31, 2015	3,152
December 31, 2016	1,068
$91,051

Average borrowings for the year ended December 31, 2011 and December 31, 2010 were $133.8 million and $232.5 million, respectively, at an effective interest rate of 6.92% and 10.78%, respectively.

NOTE 8 – NOTE PAYABLE

Guggenheim Note Payable: In April 2010, the Fund entered into a $5 million term loan with Broadpoint Products Corp. Interest payments were made on a monthly basis at a rate of 10% per annum.  This term loan was paid-off on December 8, 2010 in part, with proceeds from the 2010-4 Term Securitization and replaced with a note payable to Guggenheim in the amount of $1.3 million which bore interest at 12% annually.  The Guggenheim note was paid off on March 21, 2011.

NOTE 9 – DERIVATIVE INSTRUMENTS

As noted previously, the Fund terminated all of its interest rate swap agreements pursuant to issuance of the 2010-4 Term Securitization, as the 2010-4 Term Securitization is a fixed rate facility and the Fund was no longer exposed to interest rate risk.  However, prior to issuance of the 2010-4 Term Securitization, the Fund’s bank debt was on a floating-rate basis, which exposed the Fund to interest rate risk if rates rose because it would increase the Fund’s borrowing costs. In addition, when the Fund acquired assets, it based its pricing in part on the spread it would expect to achieve between the interest rate it would charge its customers and the effective interest cost the Fund would pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets were originated and the time they were funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk prior to issuance of the 2010-4 Term Securitization, the Fund employed a hedging strategy using derivative financial instruments such as interest rate swaps.  Effective October 1, 2010, the Fund elected to discontinue use of hedge accounting.  Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, was recognized immediately in the accompanying statement of operations.  The Fund did not use derivative financial instruments for trading or speculative purposes. The Fund managed the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings.

The following table summarizes the effect of the interest rate swaps on the 2010 consolidated statement of operations and other comprehensive income prior to being de-designated on October 1, 2010 (in thousands):

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

Swaps designated as cash flow hedges:

	Amount of loss recognized in OCI (effective portion)	Location of loss reclassified from OCI to the statement of operations (effective portion)	Amount of loss reclassified from OCI to the statement of operations (effective portion)	Location of loss recognized in the statement of operations (ineffective portion)	Amount of loss recognized in the statement of operations (ineffective portion)
2010	$(1,384)	Interest expense	$(4,199)	Interest expense	$-

The following table summarizes the effect of the interest rate swaps on the 2010 consolidated statement of operations and other comprehensive income for interest rate swaps subsequent to being de-designated on October 1, 2010 and for certain interest rate swaps that were never designated as cash flow hedges for the full fiscal period (in thousands):

Swaps subsequent to designation as cash flow hedges:

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2010	Interest expense	$(7,446)	(a)	$(1,538)
___________________________________________
(a) All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in Mark to market changes on derivative liabilities on the accompanying consolidated statement of operations.

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

As discussed in Note 9, subsequent to the 2010-4 Term Securitization all of the funds debt was on as fixed rate basis and the funds interest rate swaps were terminated. Accordingly, there were no assets or liabilities measured at fair value at December 31, 2011 or December 31, 2010.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31 2011

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$233	$1,022
Management fees	-	2,478	5,999
Administrative expenses	1,454	3,889	6,162

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $2.6 million of management fees were waived for the year ended December 31, 2011 and $4.0 has been waived on a cumulative basis.  The General Partner has also waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and a 1.2% limited partner interest in the Fund. The General Partner was paid cash distributions of $24,000 and $23,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2011 and $70,000 and $67,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2010.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000 calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2011 the Fund has $212,000 remaining Repurchase Commitment of which $43,000 was recorded as a liability at December 31, 2011.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s management report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend our Limited Partnership Agreement. Upon receiving the requisite number of consents from our limited partners, on October 17, 2011, our General Partner amended our Limited Partnership Agreement to allow us to reinvest Distributable Cash into new equipment, leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.

Index

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	59	Chief Executive Officer
Jonathan Z. Cohen	41	Director
Jeffrey F. Brotman	48	Director
Robert K. Moskovitz	55	Chief Financial Officer and Assistant Secretary

Crit S. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001 until December 14, 2011. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves as the Chairman of the Board of Directors of the Equipment Leasing and Finance Association.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

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

Index

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2011.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 2,546 limited partners as of December 31, 2011.

(b)
In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2011, our General Partner owned 14,709 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

Index

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

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$233	$1,022
Management fees	-	2,478	5,999
Administrative expenses	1,454	3,889	6,162

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $2.6 million of management fees were waived for the year ended December 31, 2011. The General Partner has also waived all future management fees.

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

Distributions. Our General Partner owns a 1% general partner interest and a 1.2% limited partner interest in us. The General Partner was paid cash distributions of $24,000 and $23,000 respectively, for its general partner and limited partner interests in us in 2011.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $205,000 and $217,000 in the years ended December 31, 2011and 2010, respectively.

Audit-Related Fees. We did not incur fees in 2011 for other services not included above.

Tax Fees. We did not incur fees in 2011 for other services not included above.

All Other Fees. We did not incur fees in 2011 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Index

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (4)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc., dated February 12, 2007 (1)
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

10.4	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010 (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

________________________________
(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Current Report on Form 8-K Report dated October 17, 2011.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 28, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2012
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2012
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2012
JONATHAN Z. COHEN

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2012
JEFFREY F. BROTMAN