Form 10-Q
period 2012-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2012-05-15
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash	$77	$154
Restricted cash	8,245	11,250
Accounts receivable	78	60
Investment in leases and loans, net	67,134	84,367
Deferred financing costs, net	1,303	1,584
Investment in affiliated leasing partnerships	787	786
Other assets	252	158
Total assets	$77,876	$98,359

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	68,876	$88,235
Accounts payable and accrued expenses	852	733
Other liabilities	471	511
Due to affiliates	15,749	15,645
Total liabilities	85,948	105,124

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,120)	(1,107)
Limited partners	(6,952)	(5,658)
Total partners’ deficit	(8,072)	(6,765)
Total liabilities and partners' deficit	$77,876	$98,359

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest on equipment financings	$1,791	$3,979
Rental income	480	921
Losses on sales of equipment and lease dispositions, net	(323)	(42)
Other income	315	469
	2,263	5,327

Expenses:
Interest expense	1,564	2,897
Depreciation on operating leases	372	783
Provision for credit losses	541	2,979
General and administrative expenses	291	383
Administrative expenses reimbursed to affiliate	201	447
	2,969	7,489
Loss before equity in earnings (loss) of affiliate	(706)	(2,162)
Equity in earnings (loss) of affiliate	1	(18)
Net loss	$(705)	$(2,180)
Net loss allocated to LEAF III's limited partners	$(698)	$(2,158)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.58)	$(1.81)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands except unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(705)	$(2,180)

Comprehensive loss	$(705)	$(2,180)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners
	Partner Amount	Units	Amount	Total Partners' Deficit
Balance, January 1, 2012	$(1,107)	1,195,631	$(5,658)	$(6,765)
Cash distributions paid	(6)	-	(596)	(602)
Net loss	(7)	-	(698)	(705)
Balance, March 31, 2012	$(1,120)	1,195,631	$(6,952)	$(8,072)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2012	2011
Net loss	$(705)	$(2,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on sales of equipment and lease dispositions, net	323	42
Equity in (earnings) loss of affiliate	(1)	18
Depreciation on operating leases	372	783
Provision for credit losses	541	2,979
Amortization of deferred charges and discount on debt	903	1,805
Changes in operating assets and liabilities:
Accounts receivable	(18)	8
Other assets	(94)	(15)
Accounts payable and accrued expenses and other liabilities	79	208
Due to affiliates	104	(1,081)
Net cash provided by operating activities	1,504	2,567

Cash flows from investing activities:
Proceeds from leases and loans	16,232	26,654
Security deposits returned, net of collections	(235)	(84)
Net cash provided by investing activities	15,997	26,570

Cash flows from financing activities:
Repayment of debt	(19,981)	(28,909)
Repayment of note payable	-	(813)
Decrease in restricted cash	3,005	893
Cash distributions to partners	(602)	(596)
Net cash used in financing activities	(17,578)	(29,425)

Decrease in cash	(77)	(288)
Cash, beginning of period	154	526
Cash, end of period	$77	$238

Cash paid for interest	$672	$1,113

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2012
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its liquidation period beginning in April 2013. Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“The Partnership Agreement”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries LEAF III C SPE, LLC, and LEAF Receivables Funding 5, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately a 4% ownership interest in LEAF Funding, LLC (“Funding LLC”). The Fund accounts for its interest in Funding LLC under the equity method of accounting.

In March 2009, the Fund entered into an agreement with LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”) to form LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”). Through March 31, 2012, the Fund invested $428,000 in LEAF Funds JV2, representing a 2% interest. The Fund accounts for its investment in LEAF Funds JV2 under the cost method of accounting. Under the cost method, the Fund does not include its share of the income or losses of LEAF Funds JV2 in the Fund’s consolidated statements of operations.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued noting no subsequent events that were required to be disclosed in the consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $245,000 was reclassified to interest on equipment financings from other income for the three months ended March 31, 2011.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for the three month periods ending March 31, 2012 or 2011.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved, less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  Late fee income was $215,000 and $353,000 for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance was adopted by the Fund for the period beginning January 1, 2012 and did not significantly impact the Fund’s consolidated financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Direct financing leases (a)	$38,307	$50,246
Loans (b)	28,547	33,674
Operating leases	1,480	2,087
	68,334	86,007
Allowance for credit losses	(1,200)	(1,640)
	$67,134	$84,367

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 7% to 14%.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$38,247	$32,441	$50,509	$38,350
Unearned income	(2,915)	(3,305)	(4,019)	(3,987)
Residuals, net of unearned residual income (a)	3,394	-	4,319	-
Security deposits	(419)	(589)	(563)	(689)
	$38,307	$28,547	$50,246	$33,674

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Equipment on operating leases	$6,929	$8,527
Accumulated depreciation	(5,453)	(6,438)
Security deposits	4	(2)
	$1,480	$2,087

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $1.2 million and $1.6 million) as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$64,638	94.6%	$80,907	94.1%
Delinquent:
31 to 91 days past due	1,694	2.5%	2,850	3.3%
Greater than 91 days (a)	2,002	2.9%	2,250	2.6%

	$68,334	100.0%	$86,007	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of March 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Performing	$66,332	$83,757
Nonperforming	2,002	2,250
	$68,334	$86,007

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for credit losses, beginning of year	$1,640	$9,180
Provision for credit losses	541	2,979
Charge-offs	(1,443)	(3,054)
Recoveries	462	525
Allowance for credit losses, end of period (a)	$1,200	$9,630

(a)	End of period lease and loan balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2012 and December 31, 2011, deferred financing costs include $1.3 million and $1.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of March 31, 2012 and December 31, 2011 is $2.8 million and $2.5 million, respectively.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	March 31, 2012				2011
			Outstanding		Outstanding
	Type	Maturity Date	Balance	Interest rate per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$68,876	1.70% to 5.50%	$88,235
DZ Bank	Revolving	November 2013	-	Commercial Paper plus 1.75%	-
			$68,876		$88,235

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $ 7.2 million of which approximately $2.2 million remains unamortized as of March 31, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of March 31, 2012, $68.1 million of leases and loans and $7.8 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

 DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of March 31, 2012, no amounts were outstanding under this borrowing arrangement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Debt Repayments: Excluding $2.2 million of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended March 31, and thereafter, are as follows (in thousands):

March 31, 2013	$40,942
March 31, 2014	19,240
March 31, 2015	10,887
$71,069

NOTE 7 – NOTE PAYABLE

The Fund had a $1.3 million, 12% note payable to Guggenheim. The remaining principal balance of $778,000 was paid off on March 21, 2011.

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

There were no assets or liabilities measured at fair value at March 31, 2012 or December 31, 2011.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Administrative expenses	201	447
Management fees	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived its asset management fees.  Approximately $441,000 of management fees were waived for the three month period ended March 31, 2012 and $4.5 million has been waived on a cumulative basis.  The General Partner has also waived all future management fees.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000, calculated on the basis of 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2012, the Fund has a $179,000 remaining Repurchase Commitment.

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

Index

 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2011. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

General Economic Overview

Economic indicators for the quarter ending March 31, 2012 point to continuation of a slow but uncertain recovery from the “Great Recession.”  Among positive trends was further job growth, reduction in jobless claims, and reduction in the unemployment rate.  Growth in manufacturing continued, driven largely by the recovering auto industry.  At the same time rising oil prices and the persistent problems in housing markets pose a serious threat to a sustained pattern of economic growth.  Capital markets remain on edge with the continuing flow of troublesome news related to sovereign debt in the euro-zone.

Index

Certain key indicators of economic activity that were reported in the quarter ending March 31, 2012 are described below.  While these indicators show an overall favorable trend, they also highlight unbalanced economic performance. While the following uncertainties in the economic outlook persist, and while the economy remains unsettled, our portfolio performance may be affected.

•
The National Federation of Independent Business Small-Business Optimism Index posted a gain in February 2012 which was the sixth consecutive month of gains. The National Federation of Independent Business reports that while the increase is a sign that economic recovery is likely to continue, the Index remains at a historically low level.  This is an important economic indicator for us because small businesses comprise the majority of the borrowers and lessees in our portfolio and consequently the health of the small business community is critical to our portfolio performance.

•
In March 2012, The National Association of Realtors reported that existing home sales in February 2012 declined from the pace in January 2012 but increased as compared to the prior year period. The National Association of Realtors also reported that the pending home sales index, which is a forward looking indicator, posted a decline in February 2012 as compared to January 2012.

•
The S&P Case-Shiller Home Price Index from March 2012 reported annual decreases in home prices of 3.9% and 3.8% for the 10 and 20- City Composite Indices and a decline of 0.8% for both indices in the month of January 2012.

•	During March 2012 the nation added 120,000 jobs and the unemployment rate at the end of March 2012 fell to 8.2% from 8.5% at the end of December 2011.
•
The Institute of Supply Management reported, in March 2012, a broad based growth in U.S. manufacturing.  The Institute of Supply Management’s Employment Index also grew in March 2012, the 30th consecutive month of such gains, which generally supports the national job growth trends.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in March 2012 was 61.7, up significantly from the December 2011 Index of 57.2.    This signifies general optimism among members of the equipment leasing and finance industry fueled largely by growth in business volumes and improving receivables performance.  Similarly the March 2012 Credit Manager’s Index published by the National Association of Credit Managers increased to 56.2 from 54.4 in December 2011 driven largely by growth in new business, improved business payment habits, and declines in business bankruptcies.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Investment in leases and loans, net	$67,134	$84,367

Number of contracts	17,000	20,000
Number of individual end users (a)	14,900	17,200
Average original equipment cost	$20.2	$18.8
Average initial lease term (in months)	60	59
Average remaining lease term (in months)	16	21
States accounting for more than 10% of lease and loan portfolio:
California	11%	12%
Florida	11%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	36%	37%
Office Equipment	15%	15%
Medical Equipment	14%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	42%
Retail Trade	13%	13%
Transportation/Communication/Energy	12%	12%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$68,334	$167,148	$(98,814)	(59)%
Less: allowance for credit losses	1,200	9,630	(8,430)	(88)%
Investment in leases and loans, net	$67,134	$157,518	$(90,384)	(57)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$75,556	$176,248	$(100,692)	(57)%
Non-performing assets	$2,002	$12,170	$(10,168)	(84)%
Charge-offs, net of recoveries	$981	$2,529	$(1,548)	(61)%
As a percentage of finance receivables:
Allowance for credit losses	1.76%	5.76%
Non-performing assets	2.93%	7.28%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.30%	1.43%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 7.28% at March 31, 2011 to 2.93% at March 31, 2012, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 5.76% at March 31, 2011 to 1.76% at March 31, 2012.

Our net charge-offs decreased in the 2012 period compared to the 2011 period due primarily to the decrease in our portfolio balance.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for credit losses, and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 28, 2012.

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

Three Months Ended March 31, 2012 as compared to the Three Months Ended March 31, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$1,791	$3,979	$(2,188)	(55)%
Rental income	480	921	(441)	(48)%
Losses on sales of equipment and lease dispositions, net	(323)	(42)	(281)	(669)%
Other income	315	469	(154)	(33)%
	2,263	5,327	(3,064)	(58)%

Expenses:
Interest expense	1,564	2,897	(1,333)	(46)%
Depreciation on operating leases	372	783	(411)	(52)%
Provision for credit losses	541	2,979	(2,438)	(82)%
General and administrative expenses	291	383	(92)	(24)%
Administrative expenses reimbursed to affiliate	201	447	(246)	(55)%
	2,969	7,489	(4,520)	(60)%
Loss before equity in earnings (loss) of affiliate	(706)	(2,162)	1,456
Equity in earnings (loss) of affiliate	1	(18)	19
Net loss	(705)	(2,180)	1,475
Net loss allocated to LEAF III's limited partners	$(698)	$(2,158)	$1,460

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income.  Our weighted average net investment in financing assets decreased to $75.6 million for the three months ended March 31, 2012 as compared to $176.2 million for the three months ended March 31, 2011, a decrease of $100.6 million or 57%. This decrease was primarily due to the runoff of our portfolio of leases and loans.

•
Losses on the sale of equipment and lease dispositions increased $281,000 to $323,000 for the three months ended March 31, 2012 compared to $42,000 for the three months ended March 31, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
A decrease in other income, primarily due to a reduction in both late fee and collection fee income. Late fee and collection fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended March 31, 2012 and 2011 were $78.7 million and $171.4 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our lenders and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the performance of our portfolio.  Non-performing assets declined to $2.0 million at March 31, 2012 compared to $12.2 million at March 31, 2011.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended March 31, 2012 and 2011 was $0.58 and $1.81, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Index

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses. We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,504	$2,567
Net cash provided by investing activities	15,997	26,570
Net cash used in financing activities	(17,578)	(29,425)
Decrease in cash	$(77)	$(288)

Cash decreased by $77,000 which was primarily due to debt repayments of $19.9 million and distributions to our partners of $602,000, offset by net proceeds from leases and loans of $16.0 million, and improved operating cash of $1.5 million.

Partners’ distributions paid for the three months ended March 31, 2012 and 2011 were $602,000 and $596,000, respectively.  To date, limited partners have received total distributions of approximately 27% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 2.0% for the three month periods ended March 31, 2012 and 2011.

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

Beginning August 1, 2010, our General Partner waived its asset management fee. Through March 31, 2012, the General Partner has waived $4.5 million of asset management fees, of which $441,000 related to the three months ended March 31, 2012.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of March 31, 2012 (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral
2010-4 Term Securitization	Term	August 2018, January 2019	$68,876	$75,921
DZ Bank	Revolving	November 2013	-	-
			$68,876	$75,921

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million of which approximately $2.2 million remains unamortized as of March 31, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of March 31, 2012, $68.1 million of leases and loans and $7.8 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

Index

 DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as we have incurred multiple breaches under its covenants for which we have requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of March 31, 2012, there were no amounts were outstanding under this borrowing arrangement.

Guggenheim Note Payable

We had a note payable to Guggenheim in the amount of $1.3 million and which bore interest at 12% annually. The remaining principal balance of $778,000 was paid off on March 21, 2011.

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

Index

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

May 15, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 15, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer