Form 10-Q
period 2012-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2012-08-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission file number 000-53174

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

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
Consolidated Balance Sheets
(In thousands)

	June 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Cash	$234	$154
Restricted cash	7,245	11,250
Accounts receivable	49	60
Investment in leases and loans, net	53,930	84,367
Deferred financing costs, net	489	1,584
Investment in affiliated leasing partnerships	343	786
Other assets	107	158
Total assets	$62,397	$98,359

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$55,050	$88,235
Accounts payable and accrued expenses	994	733
Other liabilities	459	511
Due to affiliates	16,102	15,645
Total liabilities	72,605	105,124

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,140)	(1,107)
Limited partners	(9,068)	(5,658)
Total partners’ (deficit) capital	(10,208)	(6,765)
Total liabilities and partners' (deficit) capital	$62,397	$98,359

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$1,459	$3,122	$3,251	$7,101
Rental income	363	1,010	842	1,931
Gain/loss on sale of equipment and lease dispositions, net	69	177	(253)	134
Other income	295	428	610	896
	2,186	4,737	4,450	10,062

Expenses:
Interest expense	1,910	2,420	3,473	5,318
Depreciation on operating leases	253	690	626	1,473
Provision for credit losses	567	3,454	1,108	6,434
General and administrative expenses	379	532	670	911
Administrative expenses reimbursed to affiliate	161	378	362	825
	3,270	7,474	6,239	14,961
Loss before equity in loss of affiliate and impairment on investment in affiliate	(1,084)	(2,737)	(1,789)	(4,899)
Equity in loss of affiliate	(16)	(28)	(15)	(46)
Impairment on investment in affiliate	(428)	-	(428)	-
Net loss	$(1,528)	$(2,765)	$(2,232)	$(4,945)
Net loss allocated to limited partners	$(1,513)	$(2,737)	$(2,210)	$(4,896)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(1.27)	$(2.29)	$(1.85)	$(4.09)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' (Deficit) Capital
Balance, January 1, 2012	$(1,107)	1,195,631	$(5,658)	$(6,765)
Cash distributions paid	(11)	-	(1,200)	(1,211)
Net loss	(22)	-	(2,210)	(2,232)
Balance, June 30, 2012	$(1,140)	1,195,631	$(9,068)	$(10,208)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2012	2011
Net loss	$(2,232)	$(4,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss/(gain) on sale of equipment and lease dispositions, net	253	(134)
Equity in loss of affiliate	15	46
Impairment on investment in affiliate	428	-
Depreciation on operating leases	626	1,473
Provision for credit losses	1,108	6,434
Amortization of deferred charges and discount on debt	2,222	3,272
Changes in operating assets and liabilities:
Accounts receivable	11	17
Other assets	50	84
Accounts payable and accrued expenses and other liabilities	210	7
Due to affiliates	379	(1,791)
Net cash provided by operating activities	3,070	4,463

Cash flows from investing activities:
Purchases of leases and loans	(749)	-
Proceeds from leases and loans	29,620	50,669
Security deposits returned	(343)	(389)
Net cash provided by investing activities	28,528	50,280

Cash flows from financing activities:
Repayment of debt	(34,312)	(56,354)
Decrease in restricted cash	4,005	2,807
Increase in deferred financing costs	-	(5)
Cash distributions to partners	(1,211)	(1,203)
Net cash used in financing activities	(31,518)	(54,755)

Increase/(decrease) in cash	80	(12)
Cash, beginning of period	154	526
Cash, end of period	$234	$514

Cash paid for intererst	$1,269	$1,113

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2018. The Fund expects to enter its liquidation period beginning in April 2013. Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“The Partnership Agreement”).

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.3 million for a 1.3% limited partnership interest in the Fund.

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

In March of 2009 the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting. In May 2012 the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance, which resulted in a $428,000 impairment charge on the accompanying statement of operations.  Should the Fund realize a return on its investment in a future period, this would result in income recognition to the Fund.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued noting no subsequent events that were required to be disclosed in the consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for the three and six month periods ending June 30, 2012 or 2011.

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

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $208,000 and $424,000, respectively, for the three and six months ended June 30, 2012 and $303,000 and $656,000, respectively, for the three and six months ended June 30, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.  However, adoption of this standard did not impact the Fund's financial statements for the three and six months ending June 30, 2012 as the Fund had no items of other comprehensive income.

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

NOTE 3 –	INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Direct financing leases (a)	$29,804	$50,246
Loans (b)	23,887	33,674
Operating leases	1,089	2,087
	54,780	86,007
Allowance for credit losses	(850)	(1,640)
	$53,930	$84,367

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 7% to 16%.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$29,493	$27,084	$50,509	$38,350
Unearned income	(2,098)	(2,660)	(4,019)	(3,987)
Residuals, net of unearned residual income (a)	2,833	-	4,319	-
Security deposits	(424)	(537)	(563)	(689)
	$29,804	$23,887	$50,246	$33,674

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment on operating leases	$5,797	$8,546
Accumulated depreciation	(4,703)	(6,438)
Security deposits	(5)	(21)
	$1,089	$2,087

NOTE 4 –	ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $850,000 and $1.6 million) as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$51,931	94.8%	$80,907	94.1%
Delinquent:
31 to 91 days past due	1,511	2.8%	2,850	3.3%
Greater than 91 days (a)	1,338	2.4%	2,250	2.6%

	$54,780	100.0%	$86,007	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $1.3 million and $2.3 million of leases and loans on nonaccrual status as of June 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012	December 31, 2011
Performing	$53,442	$83,757
Nonperforming	1,338	2,250

	$54,780	$86,007

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$1,200	$9,630	$1,640	$9,180
Provision for credit losses	567	3,454	1,108	6,434
Charge-offs	(1,175)	(7,910)	(2,618)	(10,964)
Recoveries	258	436	720	960
Allowance for credit losses, end of period (a)	$850	$5,610	$850	$5,610

(a) End of period balances were collectively evaluated for impairment.

NOTE 5 –	DEFERRED FINANCING COSTS

As of June 30, 2012 and December 31, 2011, deferred financing costs include $489,000 and $1.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of June 30, 2012 and December 31, 2011 is $1.6 million and $2.5 million, respectively.  In June 2012, the Fund expensed the unamortized deferred financing costs totaling $568,000 related to its DZ Bank facility due to uncertainty that the Fund will utilize the facility in the future.

NOTE 6 –	DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	June 30, 2012				2011
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$55,050	1.70% to 5.50%	$88,235
DZ Bank	Revolving	November 2013	-	Commercial paper plus 1.75%	-
			$55,050		$88,235

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $1.7 million remains unamortized as of June 30, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of June 30, 2012, $54.6 million of leases and loans and $6.7 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

The Fund’s securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio exceeded the cumulative net loss percentage permitted in the 2010-4 Term Securitization in April 2012.  Accordingly, the noteholders were notified and discussions are ongoing about a resolution.  Whereas the noteholders have the right to appoint a successor Servicer to replace the General Partner’s affiliate, to date they have not elected to do so.

This event does not constitute an event of default on the 2010-4 Term Securitization.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

DZ Bank

The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of June 30, 2012, no amounts were outstanding under this borrowing arrangement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

Debt Repayments: Excluding $1.7 million of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended June 30, and thereafter, are as follows (in thousands):

June 30, 2013	$33,302
June 30, 2014	14,782
June 30, 2015	8,655
$56,739

NOTE 7 –	NOTE PAYABLE

The Fund had a $1.3 million, 12% note payable to Guggenheim. The remaining principal balance of $778,000 was paid off on March 21, 2011.

NOTE 8 –	FAIR VALUE MEASUREMENT

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

●	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●
Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

There were no assets or liabilities measured at fair value at June 30, 2012 or December 31, 2011.

The Fund is also required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of ASU 2011-04, the Fund is also required to disclose the methods used to estimate fair value and the level within the fair value hierarchy within which the fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2012 is as follows:

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at June 30, 2012	$55,050	$-	$52,607	$-	$52,607

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30 2012
(Unaudited)

NOTE 9 –	CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative expenses	$161	$378	$362	$825
Management fees	-	-	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived its asset management fees.  Approximately $803,000 of management fees were waived for the six month period ended June 30, 2012 and $4.9 million has been waived on a cumulative basis.  The General Partner has also waived all future management fees.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 –	COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000, calculated on the basis of 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2012, the Fund has a $194,000 remaining Repurchase Commitment.

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

Index

ITEM 2 –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and its subsidiaries.

Business

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its afiliates, manages us. The General Partner is a Delaware limited liability company, and subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008 we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2018. We expect to enter our liquidation period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and also a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1.0 billion or less in total assets; or

●	Or $100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

General Economic Overview

Economic indicators for the quarter ending June 30, 2012 suggest that the recovery from the Great Recession has slowed and in fact may have stalled.  A steady stream of economic reports during the second quarter of 2012 shows declines in economic activity across a wide range of the U.S. economy.  The abundance of negative news in the second quarter is in stark contrast to first quarter 2012 economic reports that seemed to suggest the economic recovery was gaining momentum.  Adding to the economic uncertainty are the on-going and accelerating problems with sovereign debt and the banking system in the euro-zone. There is also evidence of business inertia caused by a “wait and see” posture by businesses due to the uncertainty caused in an election year with respect to taxation and regulation. Specific economic indicators and reports that were released in the second quarter of 2012 that show the downward trend are summarized below.

Index

•
The June 2012 Institute of Supply Management report on the U.S. manufacturing sector indicated that manufacturing has declined for the first time since July 2009 due to concern over uncertainties in the economies in Europe and China.

•	The Case-Shiller Home Price report released June 26, 2012 showed that home prices are declined from levels one year earlier. Housing is a key engine for economic growth.

•	The U.S. unemployment rate which had been declining remained flat at 8.2% in June 2012.

•	The International Monetary Fund’s annual report on the U.S. economy predicts that economic growth in the U.S. will remain depressed over the next two years.

•	The Reuters/University of Michigan consumer confidence index showed a steep decline.

•
The National Associate of Credit Management Index declined in June 2012 for the second month in a row as indications of business expansion are lower.  The number of new credit applications was down and the number of accounts placed for collection was up.

•
The National Federation of Independent Business Optimism Index declined to “historically low” levels with many small businesses reported as being reluctant to expand their businesses and hire new workers.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index was down in June 2012 “reflecting growing concern over the European debt crisis, U.S. unemployment and regulatory and political uncertainty”.

           The foregoing presents an unfavorable report on the general economic condition at June 30, 2012 and casts doubt on the future of the recovery from the Great Recession, and while this condition continues our portfolio performance may be negatively affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Investment in leases and loans, net	$53,930	$84,367

Number of contracts	14,900	20,000
Number of individual end users (a)	13,200	17,200
Average original equipment cost	$21.1	$18.8
Average initial lease term (in months)	60	59
Average remaining lease term (in months)	15	21
States accounting for more than 10% of lease and loan portfolio:
Florida	12%	10%
California	11%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	37%	37%
Medical Equipment	15%	13%
Office Equipment	14%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	42%
Retail Trade	13%	13%
Transportation/Communication/Energy	12%	12%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$54,780	$135,449	$(80,669)	(60)%
Less: allowance for credit losses	(850)	(5,610)	4,790	(85)%
Investment in leases and loans, net	$53,930	$129,839	$(75,909)	(58)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$67,999	$162,255	$(94,256)	(58)%
Non-performing assets	$1,338	$6,998	$(5,660)	(81)%
Charge-offs, net of recoveries	$1,898	$10,004	$(8,106)	(81)%
As a percentage of finance receivables:
Allowance for credit losses	1.55%	4.14%
Non-performing assets	2.44%	5.17%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.79%	6.17%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 5.17% at June 30, 2011 to 2.44% at June 30, 2012, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 4.14% at June 30, 2011 to 1.55% at June 30, 2012.

Our net charge-offs decreased in the 2012 period compared to the 2011 period due primarily to the decrease in our portfolio balance.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2012.

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

Three Months Ended June 30, 2012 as compared to the Three Months Ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$1,459	$3,122	$(1,663)	(53)%
Rental income	363	1,010	(647)	(64)%
Gain on sale of equipment and lease dispositions, net	69	177	(108)	(61)%
Other income	295	428	(133)	(31)%
	2,186	4,737	(2,551)	(54)%

Expenses:
Interest expense	1,910	2,420	(510)	(21)%
Depreciation on operating leases	253	690	(437)	(63)%
Provision for credit losses	567	3,454	(2,887)	(84)%
General and administrative expenses	379	532	(153)	(29)%
Administrative expenses reimbursed to affiliate	161	378	(217)	(57)%
	3,270	7,474	(4,204)	(56)%
Loss before equity in loss of affiliate and impairment on investment in affiliate	(1,084)	(2,737)	1,653
Equity in loss of affiliate	(16)	(28)	12
Impairment on investment in affiliate	(428)	-	(428)
Net loss	$(1,528)	$(2,765)	$1,237
Net loss allocated to limited partners	$(1,513)	$(2,737)	$1,224

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income.  Our weighted average net investment in financing assets decreased to $60.4 million for the three months ended June 30, 2012 as compared to $148.4 million for the three months ended June 30, 2011, a decrease of $88 million or 59%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $108,000 to $69,000 for the three months ended June 30, 2012 compared to $177,000 for the three months ended June 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
A decrease in other income, primarily due to a reduction in both late fee and collection fee income. Late fee and collection fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding, partially offset by an additional expense of $568,000 related to deferred financing costs on our DZ Bank facility.  Average borrowings for the three months ended June 30, 2012 and 2011 were $62.4 million and $144.6 million, respectively. Borrowings for the three months ended June 30, 2012 and 2011 were at an effective interest rate of 8.6% and 6.7%, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the performance of our portfolio.  Non-performing assets declined to $1.3 million at June 30, 2012 compared to $7.0 million at June 30, 2011, which is a decrease as a percentage of our portfolio to 2.4% at June 30, 2012 compared to 5.2% at June 30, 2011.

Index

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended June 30, 2012 and 2011 was $1.27 and $2.29, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$3,251	$7,101	$(3,850)	(54)%
Rental income	842	1,931	(1,089)	(56)%
(Loss)/gain on sale of equipment and lease dispositions, net	(253)	134	(387)	(289)%
Other income	610	896	(286)	(32)%
	4,450	10,062	(5,612)	(56)%

Expenses:
Interest expense	3,473	5,318	(1,845)	(35)%
Depreciation on operating leases	626	1,473	(847)	(58)%
Provision for credit losses	1,108	6,434	(5,326)	(83)%
General and administrative expenses	670	911	(241)	(26)%
Administrative expenses reimbursed to affiliate	362	825	(463)	(56)%
	6,239	14,961	(8,722)	(58)%
Loss before equity in (loss) earnings of affiliate and impairment on investment in affiliate	(1,789)	(4,899)	3,110
Equity in (loss) earnings of affiliate	(15)	(46)	31
Impairment on investment in affiliate	(428)	-	(428)
Net loss	$(2,232)	$(4,945)	$2,713
Net loss allocated to limited partners	$(2,210)	$(4,896)	$2,686

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $68.0 million for the six months ended June 30, 2012 as compared to $162.3 million for the six months ended June 30, 2011, a decrease of $94.3 million or 58%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
(Losses)/gains on the sale of equipment and lease dispositions decreased to a net loss of $253,000 for the six months ended June 30, 2012, compared to a net gain of $134,000 for the six months ended June 30, 2011, a decrease of $387,000.  Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income, due primarily to a decrease in late fee, handling, and collection administrative fee income. These decreases were due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding, partially offset by an additional expense of $568,000 related to deferred financing costs on our DZ Bank facility.  Average borrowings for the six months ended June 30, 2012 and June 30, 2011 were $70.6 million and $157.9 million, respectively.   Borrowings for the six months ended June 30, 2012 and 2011 were at an effective interest rate of 8.2% and 6.2%, respectively. The interest expense reduction was also driven by accelerated debt payments required by our debt agreements.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the performance of our portfolio.  Non-performing assets declined to $1.3 million at June 30, 2012 compared to $7.0 million at June 30, 2011, which is a decrease as a percentage of our portfolio to 2.4% at June 30, 2012 compared to 5.2% at June 30, 2011.

Index

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the six months ended June 30, 2012 and 2011 was $1.85 and $4.09, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 each period.

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

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$3,148	$4,463
Net cash provided by investing activities	28,450	50,280
Net cash used in financing activities	(31,518)	(54,755)
Increase (decrease) in cash	$80	$(12)

Cash increased by $80,000 which was primarily due to net proceeds from leases and loans of $28.4 million, cash provided by operating activities of $3.1 million, and a decrease in restricted cash of $4.0 million, partially offset by debt repayments of $34.3 million and distributions to our partners of $1.2 million.

Partners’ distributions paid for the six months ended June 30, 2012 and 2011 were $1.2 million, each period.  To date, limited partners have received total distributions of approximately 27% of their original amount invested, depending upon when the investment was made.  Distributions to limited partners were paid at a rate of 2.0% for the six month periods ended June 30, 2012 and 2011.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; accelerated principle payments of our debt facilities required per our agreements; and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners.  The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee. Through June 30, 2012, the General Partner has waived $4.9 million of asset management fees, of which $803,000 related to the six months ended June 30, 2012.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of June 30, 2012 (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral
2010-4 Term Securitization	Term	August 2018, January 2019	$55,050	$61,362
DZ Bank	Revolving	November, 2013	-	-
			$55,050	$61,362

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $1.7 million remains unamortized as of June 30, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of June 30, 2012, $54.6 million of leases and loans and $6.7 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

Index

Our securitization is serviced by an affiliate of our General Partner (the “Servicer”).  Under the terms of our securitization, if the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio exceeded the cumulative net loss percentage permitted in the 2010-4 Term Securitization in April 2012.  Accordingly, the noteholders were notified and discussions are ongoing about a resolution.  Whereas the noteholders have the right to appoint a successor Servicer to replace our General Partner’s affiliate, to date they have not elected to do so.  However, if such a change would occur, it would likely adversely impact our cash flow and our ability to pay distributions to our partners.  Additionally any potential changes to the terms of our debt facilities could also adversely impact our cash flow and therefore partner distributions.

This event does not constitute an event of default on the 2010-4 Term Securitization.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.

DZ Bank

 The outstanding balance of $72.9 million was paid off on December 8, 2010 with the proceeds from the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per year. The DZ Bank facility has not been terminated but it is currently not available for use as we have incurred multiple breaches under its covenants for which we have requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of June 30, 2012, there were no amounts were outstanding under this borrowing arrangement.

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

As noted previously, the noteholders have the right to appoint a successor Servicer to replace our General Partner’s affiliate as a result of the portfolio exceeding the cumulative net loss percentage in April 2012.  If such a change would occur, it would likely adversely impact our cash flow and our ability to pay distributions to our partners.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  operations for the three and six month periods ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six month period ended June 30, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the six month period ended June 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended June 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 14, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chairman and Chief Executive Officer

August 14, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer