Form 10-Q
period 2012-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2012-11-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________
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
Consolidated Balance Sheets
(In thousands)

	September 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Cash	$8	$154
Restricted cash	6,374	11,250
Accounts receivable	28	60
Investment in leases and loans, net	41,919	84,367
Deferred financing costs, net	379	1,584
Investment in affiliated leasing partnerships	331	786
Other assets	2	158
Total assets	$49,041	$98,359

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$43,316	$88,235
Accounts payable and accrued expenses	676	733
Other liabilities	444	511
Due to affiliates	16,144	15,645
Total liabilities	60,580	105,124

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,154)	(1,107)
Limited partners	(10,385)	(5,658)
Total partners’ deficit	(11,539)	(6,765)
Total liabilities and partners' deficit	$49,041	$98,359

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$1,218	$2,656	$4,469	$9,757
Rental income	286	762	1,128	2,694
Gain/(loss) on sale of equipment and lease dispositions, net	96	187	(157)	322
Other income	223	420	834	1,315
	1,823	4,025	6,274	14,088

Expenses:
Interest expense	1,030	2,111	4,503	7,429
Depreciation on operating leases	217	598	843	2,071
Provision for credit losses	988	1,353	2,097	7,787
General and administrative expenses	171	290	841	1,201
Administrative expenses reimbursed to affiliate	127	375	489	1,200
	2,533	4,727	8,773	19,688
Loss before equity in loss of affiliate and impairment on investment in affiliate	(710)	(702)	(2,499)	(5,600)
Equity in loss of affiliate	(12)	(18)	(27)	(64)
Impairment on investment in affiliate	-	-	(428)	-
Net loss	$(722)	$(720)	$(2,954)	$(5,664)
Net loss allocated to limited partners	$(715)	$(713)	$(2,924)	$(5,607)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.60)	$(0.60)	$(2.45)	$(4.69)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' Deficit
Balance, January 1, 2012	$(1,107)	1,195,631	$(5,658)	$(6,765)
Cash distributions paid	(17)	-	(1,803)	(1,820)
Net loss	(30)	-	(2,924)	(2,954)
Balance, September 30, 2012	$(1,154)	1,195,631	$(10,385)	$(11,539)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2012	2011
Net loss	$(2,954)	$(5,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss/(gain) on sale of equipment and lease dispositions, net	157	(322)
Equity in loss of affiliate	27	64
Impairment on investment in affiliate	428	-
Depreciation on operating leases	843	2,071
Provision for credit losses	2,097	7,787
Amortization of deferred charges and discount on debt	2,719	4,536
Changes in operating assets and liabilities:
Accounts receivable	32	43
Other assets	156	25
Accounts payable and accrued expenses and other liabilities	(124)	(31)
Due to affiliates	499	(1,795)
Net cash provided by operating activities	3,880	6,714

Cash flows from investing activities:
Purchases of leases and loans	(1,192)	-
Proceeds from leases and loans	40,979	72,046
Security deposits returned	(436)	(486)
Net cash provided by investing activities	39,351	71,560

Cash flows from financing activities:
Repayment of debt	(46,429)	(78,128)
Repayment of note payable	-	(813)
Decrease in restricted cash	4,876	2,329
Increase in deferred financing costs	(4)	(5)
Cash distributions to partners	(1,820)	(1,812)
Net cash used in financing activities	(43,377)	(78,429)

Decrease in cash	(146)	(155)
Cash, beginning of period	154	526
Cash, end of period	$8	$371

Cash paid for interest	$1,808	$2,938

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
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

In March of 2009 the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting. In May 2012 the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance, which resulted in a $428,000 impairment charge on the accompanying statement of operations.  Should the Fund realize a return on its investment in a future period, this would result in a gain to the Fund.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued noting no subsequent events that were required to be disclosed in the consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30 2012
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

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
(Unaudited)

Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $196,000 and $719,000, respectively, for the three and nine months ended September 30, 2012 and $338,000 and $1,126,000, respectively, for the three and nine months ended September 30, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.  However, adoption of this standard did not impact the Fund’s financial statements for the three and nine months ending June 30, 2012 as the Fund had no items of other comprehensive income.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Direct financing leases (a)	$22,433	$50,246
Loans (b)	19,702	33,674
Operating leases	684	2,087
	42,819	86,007
Allowance for credit losses	(900)	(1,640)
	$41,919	$84,367

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 6% to 15%.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$21,907	$22,288	$50,509	$38,350
Unearned income	(1,447)	(2,124)	(4,019)	(3,987)
Residuals, net of unearned residual income (a)	2,305	-	4,319	-
Security deposits	(332)	(462)	(563)	(689)
	$22,433	$19,702	$50,246	$33,674

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Equipment on operating leases	$4,378	$8,546
Accumulated depreciation	(3,694)	(6,438)
Security deposits	-	(21)
	$684	$2,087

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $900,000 and $1.6 million) as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$37,409	87.4%	$80,907	94.1%
Delinquent:
31 to 91 days past due	4,522	10.5%	2,850	3.3%
Greater than 91 days (a)	888	2.1%	2,250	2.6%

	$42,819	100.0%	$86,007	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $888,000 and $2.3 million of leases and loans on nonaccrual status as of September 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012	December 31, 2011
Performing	$41,931	$83,757
Nonperforming	888	2,250

	$42,819	$86,007

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$850	$5,610	$1,640	$9,180
Provision for credit losses	988	1,353	2,097	7,787
Charge-offs	(1,167)	(4,196)	(3,786)	(15,160)
Recoveries	229	713	949	1,673
Allowance for credit losses, end of period (a)	$900	$3,480	$900	$3,480

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2012 and December 31, 2011, deferred financing costs include $379,000 and $1.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of September 30, 2012 and December 31, 2011 is $1.7 million and $2.5 million, respectively. In June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to its DZ Bank facility due to uncertainty that the Fund will utilize the facility in the future.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	September 30, 2012				2011
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$43,316	1.70% to 5.50%	$88,235
DZ Bank	Revolving	November 2013	-	Commercial paper plus 1.75%	-
			$43,316		$88,235

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $1.3 million remains unamortized as of September 30, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of September 30, 2012, $42.7 million of leases and loans and $6.1 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio exceeded the cumulative net loss percentage permitted on the 2010-4 Term Securitization in April 2012.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages and as a result the portfolio was in compliance with the agreement as of September 30, 2012.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans, that will be used by the trustee as additional collateral.

DZ Bank

The Fund has a facility with DZ Bank that has not been terminated but is currently not available for use as the Fund had incurred multiple breaches under its covenants for which the Fund has requested waivers.  No cross-default provisions exist with the 2010-4 Term Securitization.  No amounts were outstanding under this borrowing arrangement as of September 30, 2012.  As noted previously, in June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility due to uncertainty that the Fund will utilize the facility in the future.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
(Unaudited)

Debt Repayments: Excluding $1.3 million of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next three annual periods ended September 30, are as follows (in thousands):

September 30, 2013	$26,820
September 30, 2014	11,687
September 30, 2015	6,114
$44,621

NOTE 7 – NOTE PAYABLE

The Fund had a $1.3 million, 12% note payable. The remaining principal balance of $778,000 was paid off on March 21, 2011.

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

There were no assets or liabilities measured at fair value at September 30, 2012 or December 31, 2011.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2012 is as follows:

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at September 30, 2012	$43,316	$-	$41,094	$-	$41,094

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30 2012
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Administrative expenses	$127	$375	$489	$1,200
Management fees	-	-	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2010, our General Partner waived its asset management fee. Through September 30, 2012, the General Partner has waived $5.2 million of asset management fees, of which $1.1 million related to the nine months ended September 30, 2012.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $327,000, calculated on the basis of 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of September 30, 2012, the Fund has a $206,000 remaining Repurchase Commitment.

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and its subsidiaries.

Business

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its affiliates,  manages us. The General Partner is a Delaware limited liability company, and subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008 we raised $120.0 million by selling 1.2 million of our limited partner units. We commenced operations in March 2007.

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2018. We expect to enter our liquidation period beginning in April 2013. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

General Economic Overview

Economic indicators for the quarter ending September 30, 2012 show a continuation of the uneven pattern of economic activity that was seen in the first half of 2012. The overall economic landscape exhibits a stagnant condition with some sectors showing modest improvement and other sectors showing declines.  These mixed results are especially evident in the important housing market, a major engine of economic activity, as existing home sales declined 1.7% in September while new housing starts increased.  A lack of consumer and business confidence seems to be driving the lackluster economic performance. Consumer and business confidence also remains uncertain pending the outcomes of the United States of America (“U.S.”) presidential election, tax changes, the “fiscal cliff” (an automatic combination of tax increases and mandated government spending cuts), the U.S. debt ceiling, and the European debt problem.

Index

Some specific key economic indicators and reports that were released in the third quarter of 2012 and that show the downward trend are summarized below.

•	The Commerce Department reported that durable goods orders fell 13.2% which was the largest drop since January 2009 when the economy was in recession.

•	Rising gas prices are negatively impacting consumer spending.

•	Slowing global growth is negatively impacting U.S. manufacturing which had shown signs of growth due to expanding exports.

•
The National Federation of Independent Business Optimism Index reported a drop in September 2012 and continued to indicate a “solid recession reading”. This is particularly noteworthy as small businesses comprise the majority of the equipment lease and loan obligors in our portfolios. Lack of confidence and optimism among this group does not bode well for economic expansion and job creation.

•	Business investment and capital spending, which are important contributors to economic growth, were reported to be down in the quarter ending September 2012.

With the presidential election looming, congressional gridlock firmly in place and uncertainty about tax policy we might expect the economy to remain stagnant in the fourth quarter. Additionally, with the looming “fiscal cliff” the outlook for 2013 is not positive with many economists now warning of the possibility of recession if the issues surrounding the “fiscal cliff” are not promptly addressed.  In such a situation the performance of our portfolio of leases and loans might be negatively impacted.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Investment in leases and loans, net	$41,919	$84,367

Number of contracts	12,200	20,000
Number of individual end users (a)	11,000	17,200
Average original equipment cost	$22.6	$18.8
Average initial lease term (in months)	61	59
Average remaining lease term (in months)	14	21
States accounting for more than 10% of lease and loan portfolio:
Florida	13%	10%
California	10%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	36%	37%
Medical Equipment	16%	13%
Office Equipment	13%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	42%
Retail Trade	13%	13%
Transportation/Communication/Energy	12%	12%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$42,819	$110,276	$(67,457)	(61)%
Less: allowance for credit losses	(900)	(3,480)	2,580	(74)%
Investment in leases and loans, net	$41,919	$106,796	$(64,877)	(61)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$61,278	$148,024	$(86,746)	(59)%
Non-performing assets	$888	$4,562	$(3,674)	(81)%
Charge-offs, net of recoveries	$2,837	$13,487	$(10,650)	(79)%
As a percentage of finance receivables:
Allowance for credit losses	2.10%	3.16%
Non-performing assets	2.07%	4.14%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.63%	9.11%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers as evidenced by the deterioration in our current receivables as a percentage of our portfolio from 93.9% at September 30, 2011 to 87.4% at September 30, 2012.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 4.14% at September 30, 2011 to 2.07% at September 30, 2012.  Our allowance for credit losses as a percentage of our investments in leases and loans also declined from 3.16% at September 30, 2011 to 2.10% at September 30, 2012.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2012.

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

Three Months Ended September 30, 2012 as compared to the Three Months Ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$1,218	$2,656	$(1,438)	(54)%
Rental income	286	762	(476)	(62)%
Gain on sale of equipment and lease dispositions, net	96	187	(91)	(49)%
Other income	223	420	(197)	(47)%
	1,823	4,025	(2,202)	(55)%

Expenses:
Interest expense	1,030	2,111	(1,081)	(51)%
Depreciation on operating leases	217	598	(381)	(64)%
Provision for credit losses	988	1,353	(365)	(27)%
General and administrative expenses	171	290	(119)	(41)%
Administrative expenses reimbursed to affiliate	127	375	(248)	(66)%
	2,533	4,727	(2,194)	(46)%
Loss before equity in loss of affiliate and impairment on investment in affiliate	(710)	(702)	(8)
Equity in loss of affiliate	(12)	(18)	6
Net loss	$(722)	$(720)	$(2)
Net loss allocated to limited partners	$(715)	$(713)	$(2)

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income.  Our weighted average net investment in financing assets decreased to $48.0 million for the three months ended September 30, 2012 as compared to $120.0 million for the three months ended September 30, 2011, a decrease of $72 million or 60%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $91,000 to $96,000 for the three months ended September 30, 2012 compared to $187,000 for the three months ended September 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended September 30, 2012 and 2011 were $49.6 million and $121.0 million, respectively. Borrowings for the three months ended September 30, 2012 and 2011 were at an effective interest rate of 8.3% and 7.0%, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•
A decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.  Non-performing assets declined to $888,000 at September 30, 2012 compared to $4.6 million at September 30, 2011, which is a decrease as a percentage of our portfolio to 2.1% at September 30, 2012 compared to 4.1% at September 30, 2011.

Index

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended September 30, 2012 and 2011 was $0.60 each period based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$4,469	$9,757	$(5,288)	(54)%
Rental income	1,128	2,694	(1,566)	(58)%
(Loss)/gain on sale of equipment and lease dispositions, net	(157)	322	(479)	(149)%
Other income	834	1,315	(481)	(37)%
	6,274	14,088	(7,814)	(55)%

Expenses:
Interest expense	4,503	7,429	(2,926)	(39)%
Depreciation on operating leases	843	2,071	(1,228)	(59)%
Provision for credit losses	2,097	7,787	(5,690)	(73)%
General and administrative expenses	841	1,201	(360)	(30)%
Administrative expenses reimbursed to affiliate	489	1,200	(711)	(59)%
	8,773	19,688	(10,915)	(55)%
Loss before equity in loss of affiliate and impairment on investment in affiliate	(2,499)	(5,600)	3,101
Equity in loss of affiliate	(27)	(64)	37
Impairment on investment in affiliate	(428)	-	(428)
Net loss	$(2,954)	$(5,664)	$2,710
Net loss allocated to limited partners	$(2,924)	$(5,607)	$2,683

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $61.3 million for the nine months ended September 30, 2012 as compared to $148.0 million for the nine months ended September 30, 2011, a decrease of $86.7 million or 59%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
(Losses)/gains on the sale of equipment and lease dispositions decreased to a net loss of $157,000 for the nine months ended September 30, 2012, compared to a net gain of $322,000 for the nine months ended September 30, 2011, a decrease of $479,000.  Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income due primarily to a decrease in late fee income due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding, partially offset by an additional expense of $568,000 related to the write-off of deferred financing costs on our DZ Bank Facility. Average borrowings for the nine months ended September 30, 2012 and September 30, 2011 were $63.5 million and $145.5 million, respectively. Borrowings for the nine months ended September 30, 2012 and 2011 were at an effective interest rate of 9.5% and 6.8%, respectively. The interest expense reduction was also driven by accelerated debt payments required by our debt agreements.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

Index

•
A decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.  Non-performing assets declined to $888,000 at September 30, 2012 compared to $4.6 million at September 30, 2011, which is a decrease as a percentage of our portfolio to 2.1% at September 30, 2012 compared to 4.1% at September 30, 2011.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the nine months ended September 30, 2012 and 2011 was $2.45 and $4.69, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 each period.

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
We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$3,880	$6,714
Net cash provided by investing activities	39,351	71,560
Net cash used in financing activities	(43,377)	(78,429)
Decrease in cash	$(146)	$(155)

Cash decreased by $146,000 which was primarily due to debt repayments of $46.4 million and distributions to our partners of $1.8 million, partially offset by net proceeds from leases and loans of $39.4 million, cash provided by operating activities of $3.9 million, and a decrease in restricted cash of $4.9 million.

Partners’ distributions paid for the nine months ended September 30, 2012 and 2011 were $1.8 million each period.  To date, limited partners have received total distributions of approximately 28% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 2.0% for the nine month periods ended September 30, 2012 and 2011.

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

Beginning August 1, 2010, our General Partner waived its asset management fee. Through September 30, 2012, the General Partner has waived $5.2 million of asset management fees, of which $1.1 million related to the nine months ended September 30, 2012.

Index

Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $1.3 million remains unamortized as of September 30, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of September 30, 2012, $42.7 million of leases and loans and $6.1 million of restricted cash were pledged as collateral this facility. Recourse is limited to the amount of collateral pledged.

Our securitization is serviced by an affiliate of our General Partner (the “Servicer”).  Under the terms of our securitization, if the Servicer or our portfolio does not comply with certain requirements then the noteholders have the right to replace the Servicer.  The portfolio exceeded the cumulative net loss percentage permitted in the 2010-4 Term Securitization in April 2012.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages and as a result the portfolio was in compliance with the agreement as of September 30, 2012.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans, that will be used by the trustee as additional collateral.  The additional reserve account will negatively impact our liquidity and could result in our inability to continue to make distributions to our partners in the future.

This event does not constitute an event of default on the 2010-4 Term Securitization.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.

DZ Bank

 The Fund has a facility with DZ Bank that has not been terminated but is currently not available for use as we have incurred multiple breaches under its covenants for which we have requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  As of September 30, 2012, there were no amounts outstanding under this borrowing arrangement. In June 2012, we expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility due to uncertainty that we will utilize the facility in the future.

Note Payable

We had a note payable in the amount of $1.3 million and which bore interest at 12% annually. The remaining principal balance of $778,000 was paid off on March 21, 2011.

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

The terms of our 2010-4 Term Securitization require the use of excess cash flow from the underlying collateral to accelerate the repayment on our debt.  As a result, this minimizes the excess cash flow available to us for the acquisition of new leases and loans until the securitization is paid off. When we have available resources, the climate of the credit markets is such that our liquidity may be adversely affected, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Historically, we have utilized both revolving and term debt facilities to fund our acquisitions of equipment financings.  If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, then our portfolio of leases and loans will continue to decline.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.4	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010 (5)
10.5	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the nine month period ended September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and 2011; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 14, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer