Form 10-K
period 2012-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2013-03-28
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●	changes in our industry, interest rates or the general economy;

●	increased rates of default and/or decreased recovery rates on our investment in lease and loans;

●	availability, terms and deployment of debt funding;

●	general volatility of the debt markets;

●	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and

●	the degree and nature of our competition.

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

Index

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

Number of Partners as of December 31, 2012
Title of Class
Limited Partners	2,569
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2012 and 2011 were $2.4 million each period. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% of their original capital contribution to us in 2012 and 2011.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable.

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

 In April 2013, under the terms of the partnership agreement, we will enter the liquidation phase.  At this time we will be unable to acquire new assets and will commence our orderly wind down.  We are expected to continue our operations until all of our leases are collected and debts are paid, at which time any excess funds will be distributed to the partners.

To date, limited partners have received total distributions ranging from approximately 23% to 33% of their original amount invested, depending upon when the investment was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2012 and 2011.

Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $16.6 million from inception through December 31, 2012, in order to preserve cash for us.  Additionally, our General Partner waived approximately $1.4 million in management fees for the 12 month period ended December 31, 2012 and has waived approximately $5.4 million on a cumulative basis. The General Partner has also waived all future management fees.

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended December 31, 2012 was dominated by uncertainties surrounding the U.S. Presidential election and various tax cuts set to expire January 1, 2013 (the “Fiscal Cliff”).  These uncertainties, with respect to potential changes in taxes, government spending, and government regulations,  left many businesses in a “wait and see” position before deciding to invest in personnel, equipment and other capital expenditures.  Likewise the uncertainties affected consumer sentiment and resulted in a less than hoped for robust holiday selling season.  Thus both business and consumer economic activities were somewhat dampened in the fourth quarter of 2012 by the questions regarding the outcome of the election and Fiscal cliff.  Despite the foregoing there were a number of positive reports in the important housing, manufacturing , and service industries that point to a slow but continuing improvement in the economy.  Some specific key economic indicators and reports that were released in the fourth quarter of 2012 and that show these trends are summarized below.

•	Gasoline prices showed a significant decline which is positive for household budgets and may spur some consumer spending

•
The Commerce Department reported signs of recovery in the housing market as new single family home sales increased at the fastest rate in two and one half years and the median price of new homes rose 14.9% year-over-year.

•
The S&P/Case-Shiller Home Price Index report released in December 2012 showed that home prices rose 4.3% in the most recent 12 month period. This is significant as it indicates an increase in demand after a long post recession period of decline.

Index

•
The National Association of Realtors reported existing home sales increased 14.5% year-over-year showing that “Momentum continues to build in the housing market from growing jobs and a bursting out of household formation.”

•
The Institute of Supply Management reported that both the manufacturing and non-manufacturing sectors expanded in December 2012 with the non-manufacturing sector showing expansion for the thirty-sixth consecutive month.

•
The National Association of Credit Management index remained positive in December 2012, although it was slightly lower than the preceding month due to lower reported business sales which “reinforces the notion that business is stalled out in anticipation of what might happen with spending and taxation next year.”

•
The National Federation of Independent Business confidence level increased but remained at a low level with 70% of surveyed business owners reporting that the current period is a bad time to expand citing uncertainty around taxes and regulations as the top two business problems.

•
The Equipment Leasing and Finance Association’s Monthly Confidence Index for December 2012 declined from November 2012 “reflecting industry participant’s concerns regarding the impact of fiscal issues on capital expenditures.”

Together these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With a new set of economic deadlines looming in early 2013 including government spending and debt limitations the uncertainty may well continue into the first quarter of 2013. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which are largely made to the small to medium sized business community.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2012	2011
Investment in leases and loans, net	$31,459	$84,367

Number of contracts	9,100	20,000
Number of individual end users (a)	8,400	17,200
Average original equipment cost	$25.2	$18.8
Average initial lease term (in months)	62	59
Average remaining lease term (in months)	20	21
States accounting for more than 10% of lease and loan portfolio:
Florida	14%	10%
California	9%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	36%	37%
Medical Equipment	17%	13%
Office Equipment	13%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	42%
Retail Trade	13%	13%
Transportation/Communication/Energy	13%	12%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2012 and 2011, our outstanding bank debt was $33.4 million and $88.2 million, respectively.

Index

 The table below provides information about our finance receivables, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$32,499	$86,007	$(53,508)	(62)%
Less: allowance for credit losses	(1,040)	(1,640)	(600)	(37)%
Investment in leases and loans, net	$31,459	$84,367	$(52,908)	(63)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$55,232	$135,137	$(79,905)	(59)%
Non-performing assets	$1,472	$2,250	$(778)	(35)%
Charge-offs, net of recoveries	$3,254	$16,802	$(13,548)	(81)%
As a percentage of finance receivables:
Allowance for credit losses	3.20%	1.91%
Non-performing assets	4.53%	2.62%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	5.89%	12.43%

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

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession and ongoing uncertainties surrounding the recovery in the United States has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. Our non-performing assets as a percentage of finance receivables increased to 4.53% at December 31, 2012 compared to 2.62% at December 31, 2011. Our performance in 2012 began to regress mid-year as a few larger accounts became delinquent and have progressed to non-performing assets as of December 31, 2012.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, and the estimated unguaranteed residual values of leased equipment. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.  Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and 2011 we had $1.4 million and $2.3 million, respectively, of leases and loans on non-accrual status, which constituted 4.53% and 2.62% of the portfolio balance at December 31, 2012 and 2011, respectively. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$5,377	$11,956	$(6,579)	(55)%
Rental income	1,321	3,312	(1,991)	(60)%
(Losses) gains on sale of equipment and lease dispositions, net	(28)	455	(483)	(106)%
Other income	1,063	1,658	(595)	(36)%
	7,733	17,381	(9,648)	(56)%

Expenses:
Interest expense	5,368	9,253	(3,885)	(42)%
Depreciation on operating leases	971	2,532	(1,561)	(62)%
Provision for credit losses	2,654	9,262	(6,608)	(71)%
General and administrative expenses	1,078	1,392	(314)	(23)%
Administrative expenses reimbursed to affiliate	588	1,454	(866)	(60)%
	10,659	23,893	(13,234)	(55)%
Loss before equity in loss of affiliate and impairment on investment in affiliate	(2,926)	(6,512)	3,586
Equity in loss of affiliate	(30)	(77)	47
Impairment on investment in affiliate	(428)	–	(428)
Net loss	$(3,384)	$(6,589)	$3,205
Net loss allocated to limited partners	$(3,350)	$(6,523)	$3,173

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $55.3 million for the year ended December 31, 2012 as compared to $135.1 million for the year ended December 31, 2011, a decrease of $79.8 million or 59% due to the ongoing maturity of our existing leases and loans.

●
(Loss) gains on the sale of equipment and lease dispositions decreased $483,000 to a loss of $28,000 for the year ended December 31, 2012 compared to a gain of $455,000 for the year ended December 31, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

●	A decrease in other income, primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was a result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2012 and December 31, 2011 were $57.3 million and $133.8 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

●	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

●	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

●	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

The decreases in expenses noted above were partially offset by an impairment charge of $428,000 which we recognized on an investment in an affiliated entity due to continued uncertainty as to future performance of that entity.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31 2012 and 2011 was $2.80 and $5.45 respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for each period.

Index

Liquidity and Capital Resources

Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans, and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011
Net cash provided by operating activities	$4,872	$8,583
Net cash provided by investing activities	49,255	92,187
Net cash used in financing activities	(54,239)	(101,142)
Decrease in cash	$(112)	$(372)

Cash decreased by $112,000 which was primarily due to debt repayments of $56.6 million and distributions to our partners of $2.4 million, partially offset by net proceeds from leases and loans of $49.3 million.

Partners’ distributions paid for the years ended December 31, 2012 and 2011 were $2.4 million each period. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% of their original capital contribution to us in 2012 and 2011. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Cumulative partner distributions paid from our inception to December 31, 2012 were approximately $33.6 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected lease and loan defaults resulting in poorer fund performance than expected and therefore we have been unable to maintain the projected size of our portfolio. In April 2013 we enter the liquidation phase of the partnership at which time we will cease to be able to acquire new leases.

An amendment to the partnership agreement in the 4th quarter of 2011 made it allowable for us to reinvest in additional leases and loans in an attempt to increase the size of the portfolio.  One of the effects of the prolonged economic recession is that the cash derived from lease and loan payments, late fees, recoveries and asset sales net of debt service,  the cost of our ongoing expenses and distributions to limited partners, has not resulted in enough excess cash to reinvest in additional leases and loans. As a result, our reinvestment in leases and loans has been minimal and our portfolio continues to shrink.

Our General Partner has waived all future asset management fees. The General Partner waived approximately $1.4 million for the year ended December 31, 2012 and has waived approximately $5.4 million on a cumulative basis.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2012 (in thousands):

	Type	Maturity Date	Outstanding Balance	Amount of Collateral (1)
		August 2018,
2010-4 Term Securitization	Term	January 2019	$33,401	$37,936

(1)	All facilities are collateralized by specific leases and loans and related equipment. Recourse under these facilities is limited to the amount of collateral pledged.

Index

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $1.0 million remains unamortized as of December 31, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of December 31, 2012, $32.4 million of leases and loans and $5.6 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of December 31, 2012.

DZ Bank

 The DZ Bank facility has not been terminated but it is currently not available for use as we have incurred multiple breaches under its covenants for which we have requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.  As of December 31, 2012, no amounts were outstanding under this borrowing arrangement. In June 2012 we expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility as it is unlikely that we will be able to utilize the facility in the future.

Guggenheim Note Payable

We had a note payable to Guggenheim in the amount of $1.3 million which bore interest at 12% annually.  This note was paid off on March 21, 2011.

Liquidity Summary

We use debt to finance substantially all of our leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At December 31, 2012, our credit evaluation indicated a need for an allowance for credit losses of $1.0 million. As our lease portfolio ages, and if the economy in the United States falters for a substantial period of time, we may need to increase our allowance for credit losses.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Leaf Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Leaf Equipment Leasing Income Fund III, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2013

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
ASSETS
Cash	$42	$154
Restricted cash	6,406	11,250
Accounts receivable	7	60
Investment in leases and loans, net	31,459	84,367
Deferred financing costs, net	301	1,584
Investment in affiliated leasing entities	328	786
Other assets	68	158
Total assets	$38,611	$98,359

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$33,401	$88,235
Accounts payable and accrued expenses	880	733
Other liabilities	334	511
Due to affiliates	16,567	15,645
Total liabilities	51,182	105,124

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,165)	(1,107)
Limited partners	(11,406)	(5,658)
Total partners’ deficit	(12,571)	(6,765)
Total liabilities and partners' deficit	$38,611	$98,359

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Interest on equipment financings	$5,377	$11,956
Rental income	1,321	3,312
(Losses)/ gains on sales of equipment and lease dispositions, net	(28)	455
Other income	1,063	1,658
	7,733	17,381

Expenses:
Interest expense	5,368	9,253
Depreciation on operating leases	971	2,532
Provision for credit losses	2,654	9,262
General and administrative expenses	1,078	1,392
Administrative expenses reimbursed to affiliate	588	1,454
	10,659	23,893

Loss before equity in loss of affiliate and impairment on investment in affiliate	(2,926)	(6,512)
Equity in loss of affiliate	(30)	(77)
Impairment on investment in affiliate	(428)	–
Net loss	$(3,384)	$(6,589)
Net loss allocated to limited partners	$(3,350)	$(6,523)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(2.80)	$(5.45)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands except unit data)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' Capital (Deficit)
Balance, January 1, 2011	$(1,017)	1,195,631	$3,256	$2,239
Cash distributions paid	(24)	-	(2,391)	(2,415)
Net loss	(66)	-	(6,523)	(6,589)
Balance, December 31, 2011	(1,107)	1,195,631	(5,658)	(6,765)
Cash distributions paid	(24)	-	(2,398)	(2,422)
Net loss	(34)	-	(3,350)	(3,384)
Balance, December 31, 2012	$(1,165)	1,195,631	$(11,406)	$(12,571)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2012	2011
Net loss	$(3,384)	$(6,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses/(gains) on sale of equipment and lease dispositions, net	28	(455)
Equity in loss of affiliate	30	77
Impairment on investment in affiliate	428	-
Depreciation on operating leases	971	2,532
Provision for credit losses	2,654	9,262
Amortization of deferred charges	1,316	1,546
Amortization of discount on debt	1,794	4,063
Changes in operating assets and liabilities:
Accounts receivable	53	141
Other assets	90	82
Accounts payable and accrued expenses and other liabilities	(30)	(161)
Due to affiliates	922	(1,915)
Net cash provided by operating activities	4,872	8,583

Cash flows from investing activities:
Purchases of leases and loans	(1,192)	-
Proceeds from leases and loans	51,075	92,743
Security deposits returned	(628)	(556)
Net cash provided by investing activities	49,255	92,187

Cash flows from financing activities:
Repayment of debt	(56,628)	(99,683)
Repayment of note payable	-	(813)
Decrease in restricted cash	4,844	1,769
Increase in deferred financing costs	(33)	-
Cash distributions to partners	(2,422)	(2,415)
Net cash used in financing activities	(54,239)	(101,142)

Decrease in cash	(112)	(372)
Cash, beginning of period	154	526
Cash, end of period	$42	$154

Cash paid for interest	$2,292	$3,700

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31 2012 and 2011

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

The Fund owns approximately a 4% ownership interest in LEAF Funding, LLC (“Funding LLC”), a special purpose entity that owns a pool of leases and loans. The Fund accounts for its interest in Funding LLC under the equity method of accounting as the Fund’s General Partner exercises significant influence over the entity.

In March of 2009 the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), a special purpose entity that owns a pool of leases and loans, representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting. In May 2012 the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance, which resulted in a $428,000 impairment charge on the accompanying statement of operations.  Should the Fund realize a return on its investment in a future period, this would result in a gain to the Fund.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, and the unguaranteed residual values of leased equipment. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Restricted Cash

The Fund had restricted cash of $6.4 million and $11.2 million as of December 31, 2012 and 2011, respectively. Restricted cash as of December 31, 2012 included cash being held in reserve by the Fund’s lenders of $5.8 million and approximately $587,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

Concentration of Credit Risk

As of December 31, 2012, 14% of the Fund’s net investment in direct financing leases and loans were located in Florida.  No other state accounted for more than 10% of the Fund’s portfolio as of December 31, 2012.

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases and loans.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and December 31, 2011, the Fund had $1.5 million and $2.3 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the Fund was equal to net income (loss) for the years ended December 31, 2012 and 2011.

Allocation of Partnership Income, Loss and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

Net loss per limited partner unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $921,000 for the year ended December31, 2012 and $1.4 million for the year ended December31, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012. However, adoption of this standard did not impact the Fund’s financial statements for the year ended December 31, 2012 as the Fund had no items of other comprehensive income.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2012	2011
Direct financing leases (a)	$16,339	$50,246
Loans (b)	15,705	33,674
Operating leases	455	2,087
	32,499	86,007
Allowance for credit losses	(1,040)	(1,640)
	$31,459	$84,367

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$15,639	$17,785	$50,509	$38,350
Unearned income	(1,017)	(1,699)	(4,019)	(3,987)
Residuals, net of unearned residual income (a)	1,927	-	4,319	-
Security deposits	(210)	(381)	(563)	(689)
	$16,339	$15,705	$50,246	$33,674

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2012	2011
Equipment on operating leases	$3,147	$8,546
Accumulated depreciation	(2,690)	(6,438)
Security deposits	(2)	(21)
	$455	$2,087

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

At December 31, 2012, the future payments scheduled to be received on non-cancelable leases and loans for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases (a)	Totals
2013	$11,879	$9,024	$129	$21,032
2014	2,671	5,565	61	8,297
2015	716	1,936	–	2,652
2016	244	922	–	1,166
2017	77	282	–	359
Thereafter	52	56	–	108
	$15,639	$17,785	$190	$33,614

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2012 and December 31, 2011, the Fund had $1.5 million and $2.3 million, respectively, of leases and loans on non-accrual status.

NOTE 4-ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from investments in leases and loans, presented gross of allowance for credit losses of $1.0 million and $1.6 million at December 31, 2012 and December 31, 2011, respectively, (dollars in thousands):

	Years Ended December 31,
	2012		2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$27,004	83.1%	$80,907	94.1%
Delinquent:
31 to 91 days past due	4,023	12.4%	2,850	3.3%
Greater than 91 days (a)	1,472	4.5%	2,250	2.6%
	$32,499	100.0%	$86,007	100.0%

(a) Balances in this age category are collectively evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Performing	$31,027	$83,757
Nonperforming	1,472	2,250
	$32,499	$86,007

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2012	2011
Allowance for credit losses, beginning of period	$1,640	$9,180
Provision for credit losses	2,654	9,262
Charge-offs	(4,416)	(19,030)
Recoveries	1,162	2,228
Allowance for credit losses, end of period (a)	$1,040	$1,640

(a) End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2012 and December 31, 2011, deferred financing costs include $301,000 and $1.6 million, respectively, of unamortized deferred financing costs which are being amortized over the estimated useful life of the related debt. Accumulated amortization as of December 31, 2012 and December 31, 2011 is $1.8 million and $2.5 million, respectively. In June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to its DZ Bank facility as it is unlikely that the Fund will be able to utilize the facility in the future.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	December 31, 2012				2011
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance

2010-4 Term Securitization	Term	August 2018, January 2019	$33,401	1.70% to 5.50%	$88,235
DZ Bank	Revolving	November 2013	-	Commercial paper plus 1.75%	-
			$33,401		$88,235

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $1.0 million remains unamortized as of December 31, 2012.  Proceeds of the 2010-4 Term Securitization were used to retire facilities with previous lenders on December 8, 2010.  As of December 31, 2012, $32.4 million of leases and loans and $5.6 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged. Average borrowings for the year ended December 31, 2012 and December 31, 2011 were $57.3 million and $133.8 million, respectively, at an effective interest rate of 9.37% and 6.92%, respectively

The 2010-4 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans, that will be used by the trustee as additional collateral. The portfolio was in compliance with the financial covenants of these agreements as of December 31, 2012.

DZ Bank

 The Fund did not borrow against the DZ Bank facility in 2012 or 2011, however this facility has not been terminated.  Interest on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

The Fund is subject to certain financial covenants related to our DZ Bank facility.  The Fund has incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services the Fund’s leases and loans and accordingly this facility is not available for use.  The Fund has requested waivers from DZ Bank with respect to these breaches but none have been provided. As noted previously, in June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility as it is unlikely that the Fund will utilize the facility in the future.

Debt Repayments: Estimated annual principal payments (gross of original issue discount of $1.0 million at December 31, 2012) on the Fund’s aggregate borrowings for the years ended December 31, are as follows (in thousands):

December 31, 2013	$20,885
December 31, 2014	9,047
December 31, 2015	4,491
$34,423

NOTE 7 – NOTE PAYABLE

Guggenheim Note Payable: The Fund had a note payable in the amount of $1.3 million which bore interest at 12% annually.  This note was paid off on March 21, 2011.

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

The Fund had no assets or liabilities measured at fair value at December 31, 2012 or December 31, 2011. The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at December 31, 2012	$33,401	$-	$31,367	$-	$31,367

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31 2012 and 2011

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$588	$1,454

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner has waived all future management fees.  Approximately $1.4 million of management fees were waived for the year ended December 31, 2012 and $5.4 has been waived on a cumulative basis.

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

Distributions. The General Partner owns a 1% general partner interest and a 1.2% limited partner interest in the Fund. The General Partner was paid cash distributions of $24,000 and $31,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2012 and $24,000 and $23,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	60	Chief Executive Officer
Jonathan Z. Cohen	42	Director
Jeffrey F. Brotman	49	Director
Robert K. Moskovitz	56	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2012.

ITEM 11 – EXECUTIVE COMPENSATION

We do not have, nor do we expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 2,569 limited partners as of December 31, 2011.

(b)
In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2012, our General Partner owned 16,084 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

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

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$588	$1,454

Index

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $1.4 million of management fees were waived for the year ended December 31, 2012. The General Partner has also waived all future management fees.

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

Distributions. Our General Partner owns a 1% general partner interest and a 1.2% limited partner interest in us. The General Partner was paid cash distributions of $24,000 and $31,000 respectively, for its general partner and limited partner interests in us in 2012.

Additionally, our General Partner is entitled to the following fees (if applicable):

-
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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $202,000 and $205,000 in the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees. We did not incur fees in 2012 and 2011 for other services not included above.

Tax Fees. We did not incur fees in 2012 and 2011 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of $47,000 and $29,000 for the years ended December 31, 2012 and 2011, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2012 and 2011; (iii) the Consolidated Statement of Changes in Partners’ Deficit for years ended December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 28, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2013
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2013
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2013
JONATHAN Z. COHEN

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2013
JEFFREY F. BROTMAN