Form 10-Q
period 2013-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2013-05-13
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

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
Consolidated Balance Sheets
(In thousands)

	March 31, 2013
	(Unaudited)	December 31, 2012
ASSETS
Cash	$15	$42
Restricted cash	5,343	6,406
Investment in leases and loans, net	23,588	31,459
Deferred financing costs, net	232	301
Investment in affiliated leasing partnership	328	328
Other assets	84	75
Total assets	$29,590	$38,611

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$25,057	$33,401
Accounts payable and accrued expenses	859	880
Other liabilities	319	334
Due to affiliates	16,867	16,567
Total liabilities	43,102	51,182

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,174)	(1,165)
Limited partners	(12,338)	(11,406)
Total partners’ deficit	(13,512)	(12,571)
Total liabilities and partners' deficit	$29,590	$38,611

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Interest on equipment financings	$809	$1,791
Rental income	163	480
Gain/(loss) on sale of equipment and lease dispositions, net	123	(323)
Other income	157	315
	1,252	2,263

Expenses:
Interest expense	683	1,564
Depreciation on operating leases	66	372
Provision for credit losses	553	541
General and administrative expenses	221	291
Administrative expenses reimbursed to affiliate	74	201
	1,597	2,969
Loss before equity in earnings of affiliate	(345)	(706)
Equity in earnings of affiliate	-	1
Net loss	$(345)	$(705)
Net loss allocated to limited partners	$(341)	$(698)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.29)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners
	Partner Amount	Units	Amount	Total Partners' Deficit
Balance, January 1, 2013	$(1,165)	1,195,631	$(11,406)	$(12,571)
Cash distributions paid	(5)	-	(591)	(596)
Net loss	(4)	-	(341)	(345)
Balance, March 31, 2013	$(1,174)	1,195,631	$(12,338)	$(13,512)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2013	2012
Net loss	$(345)	$(705)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain)/loss on sale of equipment and lease dispositions, net	(123)	323
Equity in earnings of affiliate	–	(1)
Depreciation on operating leases	66	372
Provision for credit losses	553	541
Amortization of deferred charges	68	281
Amortization of discount on debt	232	622
Changes in operating assets and liabilities:
Other assets	(9)	(112)
Accounts payable and accrued expenses and other liabilities	(36)	79
Due to affiliates	300	104
Net cash provided by operating activities	706	1,504

Cash flows from investing activities:
Proceeds from leases and loans	7,501	16,232
Security deposits returned	(125)	(235)
Net cash provided by investing activities	7,376	15,997

Cash flows from financing activities:
Repayment of debt	(8,576)	(19,981)
Decrease in restricted cash	1,063	3,005
Cash distributions to partners	(596)	(602)
Net cash used in financing activities	(8,109)	(17,578)

Decrease in cash	(27)	(77)
Cash, beginning of period	42	154
Cash, end of period	$15	$77

Cash paid for interest	$394	$672

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31 2013
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

In March of 2009 the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting. In May 2012 the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance.  Should the Fund realize a return on its investment in a future period, this would result in a gain to the Fund.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
March 31 2013
(Unaudited)

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. Generally, after an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2013 and December 31, 2012, the Fund had $515,000 and $1.5 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31 2013
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $139,000 and $267,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Direct financing leases (a)	$11,807	$16,339
Loans (b)	12,172	15,705
Operating leases	339	455
	24,318	32,499
Allowance for credit losses	(730)	(1,040)
	$23,588	$31,459

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 6% to 15%.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31 2013
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$11,181	$13,704	$15,639	$17,785
Unearned income	(700)	(1,227)	(1,017)	(1,699)
Residuals, net of unearned residual income	1,487	-	1,927	-
Security deposits	(161)	(305)	(210)	(381)
	$11,807	$12,172	$16,339	$15,705

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment on operating leases	$2,459	$3,147
Accumulated depreciation	(2,120)	(2,690)
Security deposits	-	(2)
	$339	$455

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $730,000 and $1.0 million) as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$20,836	85.7%	$27,004	83.1%
Delinquent:
31 to 91 days past due	2,967	12.2%	4,023	12.4%
Greater than 91 days (a)	515	2.1%	1,472	4.5%
	$24,318	100.0%	$32,499	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $515,000 and $1.5 million of leases and loans on nonaccrual status as of March 31, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Performing	$23,803	$31,027
Nonperforming	515	1,472
	$24,318	$32,499

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31 2013
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for credit losses, beginning of period	$1,040	$1,640
Provision for credit losses	553	541
Charge-offs	(1,005)	(1,443)
Recoveries	142	462
Allowance for credit losses, end of period (a)	$730	$1,200

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2013 and December 31, 2012, deferred financing costs include $232,000 and $301,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of March 31, 2013 and December 31, 2012 is $1.9 million and $1.8 million, respectively.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	March 31, 2013				2012
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$25,057	1.70% to 5.50%	$33,401

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $790,000 remains unamortized as of March 31, 2013.  As of March 31, 2013, $24.2 million of leases and loans and $4.9 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of March 31, 2013.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31 2013
(Unaudited)

Debt Repayments: Excluding $790,000 of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next three annual periods ended March 31, are as follows (in thousands):

March 31, 2014	$15,853
March 31, 2015	6,710
March 31, 2016	3,283
$25,846

NOTE 7 – FAIR VALUE MEASUREMENT

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

There were no assets or liabilities measured at fair value at March 31, 2013 or December 31, 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at March 31, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at March 31, 2013	$25,057	$-	$23,454	$-	$23,454
Debt, at December 31, 2012	$33,401	$-	$31,367	$-	$31,367

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31 2013
(Unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2013	2012
Administrative expenses	$74	$201

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all future management fees. Through March 31, 2013, the General Partner has unearned and waived management fees of $5.6 million, of which $200,000 related to the three month period ended March 31, 2013.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.2% limited partner interest in the Fund. The General Partner was paid cash distributions of $5,000 and $8,000 for its general partner and limited partner interests, respectively, for the three months ended March 31, 2013 and $6,000 and $7,000 for its general partner and limited partner interests, respectively, for the three months ended March 31, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index

 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2012. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2018. We entered our liquidation period in April 2013 and accordingly, are not permitted to obtain additional leases and loans. We will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 24% to 33% of their original amount invested, depending upon when the investment was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Distributions to our limited partners were made at a rate of 2.0% of their original capital invested for the three month period ended March 31, 2013.

Index

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended March 31, 2013 was strongly influenced first by temporary relief of various tax cuts that were set to expire at the beginning of the calendar year (the “Fiscal Cliff”) that were avoided, but was quickly tempered through uncertainties surrounding automatic federal spending cuts (the “Sequestration”) that took effect and other unresolved fiscal matters including the pending approach of the U.S. debt ceiling. The overall economic activity was uneven with some sectors showing improvement and others showing decline. The quarter ended with more indications of decline or stagnation than when the quarter began. Some specific key economic indicators and reports that were released in the first quarter of 2013 and that show these trends are summarized below.

•
The Commerce Department reported uneven signs in the housing market.  While sales of new single family home sales in March 2013 were up 1.5 percent as compared to February 2013, building permits in March 2013 were down 3.9 percent as compared to February 2013.

•
In March 2013 the majority of the members of the Federal Reserve’s Open Market Committee judged that the highly accommodative monetary policy (QE3) was likely to be warranted over the next few years to support and spur on the sluggish economy.

•
The National Association of Realtors reported that in March 2013 existing home sales decreased 0.6 percent as compared to February 2013.  At the same time the National Association of Realtors reported some positive indications of housing activity as the length of time homes were on the market declined, and home prices increased. The biggest factor holding back further expansion in existing home sales is lack of supply.

•
The National Association of Credit Management Index declined in March 2013 as compared to February 2013 and the factors comprising the Index provided no clear signal to cause much confidence in future economic activity.

•
The National Federation of Independent Business Confidence Index level declined in March 2013 after a several month period of increases. The National Association of Independent Businesses reported that among the small business owners that participate in the survey “virtually no owners think the current period is a good time to expand.”

•
The Equipment Leasing and Finance Foundation’s Monthly Confidence Index for March 2013 declined to 58.0 from 58.7 in February 2013 reflecting a leveling off of industry participant’s optimism regarding the economic outlook.

As has been the case in recent quarters these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With the issue to the debt ceiling pending on the near horizon and growing effects from the Sequestration, the first quarter of 2013 ended with heightened uncertainty and lack of confidence in the business sector. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which have been largely extended to the small to medium sized business community.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Investment in leases and loans, net	$23,588	$31,459

Number of contracts	7,800	9,100
Number of individual end users (a)	7,200	8,400
Average original equipment cost	$26.8	$25.2
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	20	20
States accounting for more than 10% of lease and loan portfolio:
Florida	14%	14%
Texas	10%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	35%	36%
Medical Equipment	17%	17%
Office Equipment	12%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	44%
Retail Trade	14%	13%
Transportation/Communication/Energy	13%	13%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico.  No individual end user or single piece of equipment accounted for more than 7% of our portfolio based on original cost of the equipment.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$24,318	$68,334	$(44,016)	(64)%
Less: allowance for credit losses	(730)	(1,200)	470	39%
Investment in leases and loans, net	$23,588	$67,134	$(43,546)	(65)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$28,040	$75,556	$(47,516)	(63)%
Non-performing assets	$515	$2,002	$(1,487)	(74)%
Charge-offs, net of recoveries	$863	$981	$(118)	(12)%
As a percentage of finance receivables:
Allowance for credit losses	3.00%	1.76%
Non-performing assets	2.12%	2.93%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.08%	1.30%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers as evidenced by an increase in our charge-offs (net of recoveries) as a percentage of our weighted average investment in finance receivables to 3.08% at March 31, 2013 compared to 1.30% at March 31, 2012.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2013.

Index

Results of Operations

As discussed previously, the economic recession has negatively impacted our operating results primarily through increased rates of default on outstanding leases and loans and increased costs of borrowing from our lenders.  These factors have resulted in our inability to reinvest earnings in additional leases and loans, leading to a decrease in our portfolio balance and a reduction in cash generated to continue to support distributions to our limited partners. As noted previously, we entered our liquidation period in April 2013 subsequent to which we are prohibited under the partnership from acquiring additional leases and loans.  Accordingly, we expect the size of our portfolio to continue to decline.

Three Months Ended March 31, 2013 as compared to the Three Months Ended March 31, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$809	$1,791	$(982)	(55)%
Rental income	163	480	(317)	(66)%
Gain/(loss) on sale of equipment and lease dispositions, net	123	(323)	446	138%
Other income	157	315	(158)	(50)%
	1,252	2,263	(1,011)	(45)%

Expenses:
Interest expense	683	1,564	(881)	(56)%
Depreciation on operating leases	66	372	(306)	(82)%
Provision for credit losses	553	541	12	2%
General and administrative expenses	221	291	(70)	(24)%
Administrative expenses reimbursed to affiliate	74	201	(127)	(63)%
	1,597	2,969	(1,372)	(46)%
Loss before equity in earnings of affiliate	(345)	(706)	361
Equity in earnings of affiliate	–	1	(1)
Net loss	$(345)	$(705)	$360
Net loss allocated to limited partners	$(341)	$(698)	$357

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income.  Our weighted average net investment in financing assets decreased to $28.0 million for the three months ended March 31, 2013 as compared to $75.6 million for the three months ended March 31, 2012, a decrease of $47.6 million or 63%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions increased $446,000 to a gain of $123,000 for the three months ended March 31, 2013 compared to a loss of $323,000 for the three months ended March 31, 2012.  Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•
A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended March 31, 2013 and 2012 were $29.4 million and $78.7 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•
An increase in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index

The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended March 31, 2013 and 2012 was $0.29 and $0.58, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$706	$1,504
Net cash provided by investing activities	7,376	15,997
Net cash used in financing activities	(8,109)	(17,578)
Decrease in cash	$(27)	$(77)

Cash decreased by $27,000 which was primarily due to debt repayments of $8.6 million and distributions to our partners of $596,000, partially offset by net proceeds from leases and loans of $7.4 million, cash provided by operating activities of $706,000, and a decrease in restricted cash of $1.1 million.

Partners’ distributions paid for the three months ended March 31, 2013 and 2012 were $596,000 and $602,000, respectively.  To date, limited partners have received total distributions of approximately 29% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 2.0% for the three month periods ended March 31, 2013 and 2012.

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

Our General Partner has waived all future asset management fees. Through March 31, 2013, the General Partner has unearned and waived management fees of $5.6 million, of which $200,000 related to the three months ended March 31, 2013.

Index

Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $ 7.2 million of which approximately $790,000 remains unamortized as of March 31, 2013.  As of March 31, 2013, $24.2 million of leases and loans and $4.9 million of restricted cash were pledged as collateral on this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of March 31, 2013.

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

Our primary use of cash is for debt service. Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limits our financial exposure. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.4	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010 (5)
10.5	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three month periods ended March 31, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the three month period ended March 31, 2013; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Current Report on Form 8-K Report dated October 17, 2011.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

May 13, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer