Form 10-Q
period 2013-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2013-08-13
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$10	$42
Restricted cash	4,591	6,406
Investment in leases and loans, net	18,494	31,459
Deferred financing costs, net	178	301
Investment in affiliated leasing partnership	157	328
Other assets	89	75
Total assets	$23,519	$38,611

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$19,212	$33,401
Accounts payable and accrued expenses	595	880
Other liabilities	271	334
Due to affiliates	17,386	16,567
Total liabilities	37,464	51,182

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,178)	(1,165)
Limited partners	(12,767)	(11,406)
Total partners’ deficit	(13,945)	(12,571)
Total liabilities and partners' deficit	$23,519	$38,611

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$604	$1,459	$1,413	$3,251
Rental income	119	363	281	842
Gain (loss) on sale of equipment and lease dispositions, net	73	69	196	(253)
Other income	122	295	279	610
	918	2,186	2,169	4,450

Expenses:
Interest expense	540	1,910	1,223	3,473
Depreciation on operating leases	28	253	94	626
Provision for credit losses	(214)	567	339	1,108
General and administrative expenses	163	379	382	670
Administrative expenses reimbursed to affiliate	56	161	130	362
	573	3,270	2,168	6,239
Income (loss) before equity in losses of affiliate and impairment on investment in affiliate	345	(1,084)	1	(1,789)
Equity in losses of affiliate	(171)	(16)	(171)	(15)
Impairment on investment in affiliate	–	(428)	-	(428)
Net income (loss)	$174	$(1,528)	$(170)	$(2,232)
Net income (loss) allocated to limited partners	$172	$(1,513)	$(168)	$(2,210)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net income (loss) per weighted average limited partner unit	$0.14	$(1.27)	$(0.14)	$(1.85)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners
	Partner Amount	Units	Amount	Total Partners' Deficit
Balance, January 1, 2013	$(1,165)	1,195,631	$(11,406)	$(12,571)
Cash distributions paid	(11)	-	(1,193)	(1,204)
Net loss	(2)	-	(168)	(170)
Balance, June 30, 2013	$(1,178)	1,195,631	$(12,767)	$(13,945)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2013	2012
Net loss	$(170)	$(2,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of equipment and lease dispositions, net	(196)	253
Equity in losses of affiliate	171	15
Impairment on investment in affiliate	–	428
Depreciation on operating leases	94	626
Provision for credit losses	339	1,108
Amortization of deferred charges	123	1,095
Amortization of discount on debt	418	1,127
Changes in operating assets and liabilities:
Accounts Receivable	7	11
Other assets	(22)	50
Accounts payable and accrued expenses, and other liabilities	(348)	210
Due to affiliates	819	379
Net cash provided by operating activities	1,235	3,070

Cash flows from investing activities:
Purchases of leases and loans	–	(749)
Proceeds from leases and loans	12,926	29,620
Security deposits returned	(197)	(343)
Net cash provided by investing activities	12,729	28,528

Cash flows from financing activities:
Repayment of debt	(14,607)	(34,312)
Decrease in restricted cash	1,815	4,005
Cash distributions to partners	(1,204)	(1,211)
Net cash used in financing activities	(13,996)	(31,518)

(Decrease) increase in cash	(32)	80
Cash, beginning of period	42	154
Cash, end of period	$10	$234

Cash paid for interest	$702	$1,269

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2013
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2018. The Fund entered its liquidation period in April 2013 and accordingly, is contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

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

In March 2009, the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting. In May 2012 the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance.  Should the Fund realize a return on its investment in a future period, this would result in a gain to the Fund.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
June 30, 2013
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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $113,000 and $252,000, respectively, for the three and six months ended June 30, 2013, and $256,000 and $524,000, respectively, for the three and six months ended June 30, 2012.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Direct financing leases (a)	$8,384	$16,339
Loans (b)	10,312	15,705
Operating leases	238	455
	18,934	32,499
Allowance for credit losses	(440)	(1,040)
	$18,494	$31,459

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 15%.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$7,793	$11,566	$15,639	$17,785
Unearned income	(511)	(971)	(1,017)	(1,699)
Residuals, net of unearned residual income	1,212	-	1,927	-
Security deposits	(110)	(283)	(210)	(381)
	$8,384	$10,312	$16,339	$15,705

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment on operating leases	$1,657	$3,147
Accumulated depreciation	(1,419)	(2,690)
Security deposits	(1)	(2)
	$237	$455

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $440,000 and $1.0 million) as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$15,954	84.3%	$27,004	83.1%
Delinquent:
31 to 91 days past due	2,496	13.2%	4,023	12.4%
Greater than 91 days (a)	484	2.5%	1,472	4.5%
	$18,934	100.0%	$32,499	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $484,000 and $1.5 million of leases and loans on nonaccrual status as of June 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Performing	$18,450	$31,027
Nonperforming	484	1,472
	$18,934	$32,499

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$730	$1,200	$1,040	$1,640
Provision for credit losses	(214)	567	339	1,108
Charge-offs	(358)	(1,175)	(1,363)	(2,618)
Recoveries	282	258	424	720
Allowance for credit losses, end of period (a)	$440	$850	$440	$850

(a)    End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2013 and December 31, 2012, deferred financing costs include $178,000 and $301,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of June 30, 2013 and December 31, 2012 is $1.9 million and $1.8 million, respectively.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	June 30, 2013				December 31, 2012
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance

2010-4 Term Securitization	Term	August 2018, January 2019	$19,212	1.70% to 5.50%	$33,401

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $604,000 remains unamortized as of June 30, 2013.  As of June 30, 2013, $18.8 million of leases and loans and $4.5 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of June 30, 2013.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

Debt Repayments: Excluding $604,000 of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next three annual periods ended June 30, are as follows (in thousands):

June 30, 2014	$12,158
June 30, 2015	5,024
June 30, 2016	2,634
$19,816

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

There were no assets or liabilities measured at fair value at June 30, 2013 or December 31, 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at June 30, 2013	$19,212	$-	$17,759	$-	$17,759
Debt, at December 31, 2012	$33,401	$-	$31,367	$-	$31,367

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative expenses	$56	$161	$130	$362

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all future management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $5.8 million, of which $348,000 related to the six month period ended June 30, 2013.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.2% limited partner interest in the Fund. The General Partner was paid cash distributions of $11,000 and $16,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2013 and $11,000 and $15,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 24% to 34% of their original amount invested, depending upon when the investment was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Distributions to our limited partners were made at a rate of 2.0% of their original capital invested for the six month period ended June 30, 2013.

Index
General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended June 30, 2013 showed overall growth and improvement in many sectors of the economy.  The continued recovery from the Great Recession was noted by Federal Reserve Chairman Bernanke’s testimony before Congress that it may soon be possible for the Federal Reserve to begin tapering the highly accommodative monetary policy known as Quantitative Easing.  The improving economic conditions coupled with the reductions in Federal spending resulting from Sequestration have resulted in a lower Federal deficit than was originally forecast. This has pushed back the pending approach of the U.S. debt ceiling and removed that issue (temporarily) as a major cause of concern.  On the labor front the quarter showed a trend in jobs growth and reductions in new claims for unemployment. Overhanging the economic outlook is the uncertainty and unknown effects of Obamacare particularly with respect to small businesses which are critical to job creation.  Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings, increased 6.7 percent to 112.3 in May from a downwardly revised 105.2 in April, and is 12.1 percent above May 2012 when it was 100.2; the data reflect contracts but not closings. Contract activity is at the strongest pace since December 2006 when it reached 112.8; pending sales have been above year-ago levels for the past 25 months.
•	The National Association of Credit Management Index for June 2013 showed continued improvement in business credit conditions. The Index measured 56.1 (any number over 50 shows improving conditions) and is at the highest level since the start of the Great Recession.
•	The June 2013 Institute of Supply Management report on manufacturing showed an expanding manufacturing sector with the over Index increasing from 49.0 to 50.9 (any number over 50 indicates improvement), new orders increasing from 48.8 to 51.9, and production increasing from 48.6 to 53.4.
•	The U.S. Census Bureau report on durable goods showed that new orders for manufactured goods continued in increase during quarter.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment.
•	The National Federation of Independent Business (NFIB) reported that small-business optimism remained in tepid territory in June, as NFIB’s monthly economic Index dropped just under a point (0.9) and landed at 93.5, effectively ending any hope of a revival in confidence among job creators. Six of the ten Index components fell, two rose and two were unchanged. While job creation plans increased slightly in June, expectations for improved business conditions remained negative. The Index—which was 12 points higher in June than at its lowest reading during the Great Recession but 7 points below the pre-2008 average and 14 points below the peak for the expansion—has been teetering between modest increases and declines for months.

Taken altogether these indicators point to an economy that is continuing to grow steadily but slowly.  Uncertainties with regard to monetary policy, fiscal policy, and Obamacare provide a moderating influence on economic growth.  The various monetary, fiscal, and healthcare activities (or lack of activities) may have an effect on the performance of leases and loans which have been largely extended to the small to medium sized business community.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Investment in leases and loans, net	$18,494	$31,459

Number of contracts	7,100	9,100
Number of individual end users (a)	6,600	8,400
Average original equipment cost	$26.4	$25.2
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	20	20
States accounting for more than 10% of lease and loan portfolio:
Florida	16%	14%
Texas	11%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	35%	36%
Medical Equipment	20%	17%
Office Equipment	11%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	44%
Retail Trade	14%	13%
Transportation/Communication/Energy	13%	13%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico.  No individual end user or single piece of equipment accounted for more than 9% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$18,934	$54,780	$(35,846)	(64)%
Less: allowance for credit losses	(440)	(850)	410	(48)%
Investment in leases and loans, net	$18,494	$53,930	$(35,436)	(66)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$24,655	$67,999	$(43,344)	(64)%
Non-performing assets	$484	$1,338	$(854)	(64)%
Charge-offs, net of recoveries	$939	$1,898	$(959)	(51)%
As a percentage of finance receivables:
Allowance for credit losses	2.32%	1.55%
Non-performing assets	2.56%	2.44%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.81%	2.79%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers as evidenced by an increase in our charge-offs (net of recoveries) as a percentage of our weighted average investment in finance receivables from 2.79% at June 30, 2012 to 3.81% at June 30, 2013.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2013.

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

Three Months Ended June 30, 2013 as compared to the Three Months Ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$604	$1,459	$(885)	(59)%
Rental income	119	363	(224)	(67)%
Gain on sale of equipment and lease dispositions, net	73	69	4	6%
Other income	122	295	(173)	(59)%
	918	2,186	(1,268)	(58)%

Expenses:
Interest expense	540	1,910	(1,370)	(72)%
Depreciation on operating leases	28	253	(225)	(89)%
Provision for credit losses	(214)	567	(781)	(138)%
General and administrative expenses	163	379	(216)	(57)%
Administrative expenses reimbursed to affiliate	56	161	(105)	(65)%
	573	3,270	(2,697)	(82)%
Income (loss) before equity in losses of affiliate and impairment on investment in affiliate	345	(1,084)	1,429
Equity in losses of affiliate	(171)	(16)	(155)
Impairment on investment in affiliate	–	(428)	428
Net income (loss)	$174	$(1,528)	$1,702
Net income (loss) allocated to limited partners	$172	$(1,513)	$1,685

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $21.3 million for the three months ended June 30, 2013 as compared to $60.4 million for the three months ended June 30, 2012, a decrease of $39.1 million or 65%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions increased $4,000 to a gain of $73,000 for the three months ended June 30, 2013 compared to a gain of $69,000 for the three months ended June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended June 30, 2013 and 2012 were $22.2 million and $62.4 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	An increase in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net income per limited partner unit, after the loss allocated to our General Partner, for the three months ended June 30, 2013 was $0.14 compared to net loss per limited partner unit of $1.27 for the three months ended June 30, 2012, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Six Months Ended June 30, 2013 as compared to the Six Months Ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$1,413	$3,251	$(1,838)	(57)%
Rental income	281	842	(561)	(67)%
Gain (loss) on sale of equipment and lease dispositions, net	196	(253)	449	177%
Other income	279	610	(331)	(54)%
	2,169	4,450	(2,281)	(51)%

Expenses:
Interest expense	1,223	3,473	(2,250)	(65)%
Depreciation on operating leases	94	626	(532)	(85)%
Provision for credit losses	339	1,108	(769)	(69)%
General and administrative expenses	382	670	(288)	(43)%
Administrative expenses reimbursed to affiliate	130	362	(232)	(64)%
	2,168	6,239	(4,071)	(65)%
Loss before equity in losses of affiliate and impairment on investment in affiliate	1	(1,789)	1,790
Equity in losses of affiliate	(171)	(15)	(156)
Impairment on investment in affiliate	–	(428)	428
Net loss	$(170)	$(2,232)	$2,062
Net loss allocated to limited partners	$(168)	$(2,210)	$2,042

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $24.7 million for the six months ended June 30, 2013 as compared to $68.0 million for the six months ended June 30, 2012, a decrease of $43.3 million or 64%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains (losses) on the sale of equipment and lease dispositions increased $449,000 to a gain of $196,000 for the six months ended June 30, 2013 compared to a loss of $253,000 for the six months ended June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the six months ended June 30, 2013 and 2012 were $25.8 million and $70.6 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	An increase in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the six months ended June 30, 2013 and 2012 was $0.14 and $1.85, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$1,235	$3,070
Net cash provided by investing activities	12,729	28,528
Net cash used in financing activities	(13,996)	(31,518)
(Decrease) increase in cash	$(32)	$80

Cash decreased by $32,000 which was primarily due to debt repayments of $14.6 million and distributions to our partners of $1.2 million, partially offset by net proceeds from leases and loans of $12.9 million, cash provided by operating activities of $1.2 million, and a decrease in restricted cash of $1.8 million.

Partners’ distributions paid for the six months ended June 30, 2013 and 2012 were $1.2 million each period.  To date, limited partners have received total distributions of approximately 29% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 2.0% for the six month periods ended June 30, 2013 and 2012.

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

Our General Partner has waived all future asset management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $5.8million, of which $348,000 related to the six months ended June 30, 2013.

Index
Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million, of which approximately $604,000 remains unamortized as of June 30, 2013.  As of June 30, 2013, $18.8 million of leases and loans and $4.5 million of restricted cash were pledged as collateral on this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three and six month periods ended June 30, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 13, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer