Form 10-Q
period 2013-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2013-11-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$57	$42
Restricted cash	4,297	6,406
Investment in leases and loans, net	13,951	31,459
Deferred financing costs, net	134	301
Investment in affiliated leasing partnership	167	328
Other assets	122	75
Total assets	$18,728	$38,611

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$14,802	$33,401
Accounts payable and accrued expenses	588	880
Other liabilities	200	334
Due to affiliates	17,818	16,567
Total liabilities	33,408	51,182

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,186)	(1,165)
Limited partners	(13,494)	(11,406)
Total partners’ deficit	(14,680)	(12,571)
Total liabilities and partners' deficit	$18,728	$38,611

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$393	$1,218	$1,806	$4,469
Rental income	86	286	367	1,128
Gain (loss) on sale of equipment and lease dispositions, net	147	96	343	(157)
Other income	109	223	388	834
	735	1,823	2,904	6,274

Expenses:
Interest expense	428	1,030	1,651	4,503
Depreciation on operating leases	45	217	139	843
Provision for credit losses	223	988	562	2,097
General and administrative expenses	131	171	514	841
Administrative expenses reimbursed to affiliate	43	127	173	489
	870	2,533	3,039	8,773
Loss before equity in earnings (losses) of affiliate and impairment on investment in affiliate	(135)	(710)	(135)	(2,499)
Equity in earnings (losses) of affiliate	10	(12)	(161)	(27)
Impairment on investment in affiliate	–	–	-	(428)
Net loss	$(125)	$(722)	$(296)	$(2,954)
Net loss allocated to limited partners	$(124)	$(715)	$(293)	$(2,924)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.10)	$(0.60)	$(0.25)	$(2.45)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General	Limited Partners
	Partner Amount	Units	Amount	Total Partners' Deficit
Balance, January 1, 2013	$(1,165)	1,195,631	$(11,406)	$(12,571)
Cash distributions paid	(18)	-	(1,795)	(1,813)
Net loss	(3)	-	(293)	(296)
Balance, September 30, 2013	$(1,186)	1,195,631	$(13,494)	$(14,680)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2013	2012
Net loss	$(296)	$(2,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of equipment and lease dispositions, net	(343)	157
Equity in losses of affiliate	161	27
Impairment on investment in affiliate	–	428
Depreciation on operating leases	139	843
Provision for credit losses	562	2,097
Amortization of deferred charges	167	1,209
Amortization of discount on debt	567	1,510
Changes in operating assets and liabilities:
Accounts receivable	7	32
Other assets	(54)	156
Accounts payable and accrued expenses, and other liabilities	(426)	(124)
Due to affiliates	1,251	499
Net cash provided by operating activities	1,735	3,880

Cash flows from investing activities:
Purchases of leases and loans	–	(1,192)
Proceeds from leases and loans	17,462	40,979
Security deposits returned	(312)	(436)
Net cash provided by investing activities	17,150	39,351

Cash flows from financing activities:
Repayment of debt	(19,166)	(46,429)
Decrease in restricted cash	2,109	4,876
Increase in deferred finance costs	–	(4)
Cash distributions to partners	(1,813)	(1,820)
Net cash used in financing activities	(18,870)	(43,377)

Increase (decrease) in cash	15	(146)
Cash, beginning of period	42	154
Cash, end of period	$57	$8

Cash paid for interest	$945	$1,808

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2013
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of January 2019. The Fund entered its liquidation period in April 2013 and accordingly, is contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.3 million for a 1.4% limited partnership interest in the Fund.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

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
September 30, 2013
(Unaudited)

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $97,000 and $349,000, respectively, for the three and nine months ended September 30, 2013, and $196,000 and $720,000, respectively, for the three and nine months ended September 30, 2012.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Direct financing leases (a)	$5,514	$16,339
Loans (b)	8,755	15,705
Operating leases	142	455
	14,411	32,499
Allowance for credit losses	(460)	(1,040)
	$13,951	$31,459

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 5% to 15%.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$5,010	$9,776	$15,639	$17,785
Unearned income	(335)	(800)	(1,017)	(1,699)
Residuals, net of unearned residual income	910	-	1,927	-
Security deposits	(71)	(221)	(210)	(381)
	$5,514	$8,755	$16,339	$15,705

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment on operating leases	$1,194	$3,147
Accumulated depreciation	(1,052)	(2,690)
Security deposits	–	(2)
	$142	$455

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $460,000 and $1.0 million) as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$12,540	87.0%	$27,004	83.1%
Delinquent:
31 to 91 days past due	1,499	10.4%	4,023	12.4%
Greater than 91 days (a)	372	2.6%	1,472	4.5%
	$14,411	100.0%	$32,499	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $372,000 and $1.5 million of leases and loans on nonaccrual status as of September 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012
Performing	$14,039	$31,027
Nonperforming	372	1,472
	$14,411	$32,499

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$440	$850	$1,040	$1,640
Provision for credit losses	223	988	562	2,097
Charge-offs	(321)	(1,167)	(1,684)	(3,786)
Recoveries	118	229	542	949
Allowance for credit losses, end of period (a)	$460	$900	$460	$900

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2013 and December 31, 2012, deferred financing costs include $134,000 and $301,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of September 30, 2013 and December 31, 2012 is $2.0 million and $1.8 million, respectively.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	September 30, 2013				2012
			Outstanding	Interest rate	Outstanding
	Type	Maturity Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$14,802	1.70% to 5.50%	$33,401

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.  The notes were issued at an original discount of approximately $7.2 million, of which approximately $455,000 remains unamortized as of September 30, 2013.  As of September 30, 2013, $14.3 million of gross leases and loans and $4.2 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of September 30, 2013.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

Debt Repayments: Excluding $455,000 of remaining unamortized discount on the 2010-04 Term Securitization, estimated annual principal payments on the Fund’s aggregate borrowings over the next three annual periods ended September 30, are as follows (in thousands):

September 30, 2014	$9,745
September 30, 2015	3,430
September 30, 2016	2,082
$15,257
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

There were no assets or liabilities measured at fair value at September 30, 2013 or December 31, 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at September 30, 2013	$14,802	$-	$13,637	$-	$13,637
Debt, at December 31, 2012	$33,401	$-	$31,367	$-	$31,367

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative expenses	$43	$127	$173	$489

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all future management fees. Through September 30, 2013, the General Partner has earned and waived management fees of $5.9 million, of which $468,000 related to the nine month period ended September 30, 2013.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.4% limited partner interest in the Fund. The General Partner was paid cash distributions of $18,000 and $24,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2013 and $17,000 and $23,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 25% to 34% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  As we entered the liquidation phase of the partnership in April 2013, consideration is currently being given towards reducing or eliminating the monthly cash distributions to our limited partners while the portfolio runs off and debts are paid.  For the nine month period ended September 30, 2013, distributions to our limited partners were made at a rate of 2.0% of their original capital invested.  Due to the shrinking portfolio, beginning with the December 2013 distribution check, the regular monthly distributions will be lowered to 1%.

Index
General Economic Overview

            For the quarter ended September 30, 2013, U. S. economic activity showed overall growth and improvement in many sectors of the economy.  The overall improvement was insufficient for the Federal Reserve to begin the highly anticipated tapering of asset purchases under the Quantitative Easing program. Failure to begin tapering resulted in some equity and debt market gyrations which quickly settled down and business sentiment seemed to adjust favorably to the prospect of continued monetary stimulus from the Federal Reserve in the absence of any fiscal policy direction from the Congress.  Toward the end of the quarter, the Congressional inaction with respect to the impending government shutdown, debate over the debt ceiling, and the implementation of the Affordable Care Act dominated the economic discussion.

Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.  These indicators have especially important relevance to the performance of small and medium-sized businesses, and loans and leases to small and medium-sized businesses comprise the majority of the LEAF Funds portfolios.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings released in September 2013, showed that pending home sales have declined recently but still remain above levels from a year ago. Rising interest rates, rising home prices, and tight inventory are contributing to the slowing home sales.
•	The S&P Case-Shiller Home Price Indices released in September 2013 for the 10- and 20-City Composites showed 12% increases year over year for the last 12 months.
•	One sign that the economy continues to improve for small businesses, the number of commercial bankruptcy filings (as reported by the American Bankruptcy Institute) for the first nine months of 2013 were down 23% as compared to the same period in 2012.
•	In September 2013, The Bureau of Labor Statistics reported that the unemployment rate continued to drop slightly and is now at 7.3%.
•	In September 2013, The Bureau of Labor Statistics reported a continuation of monthly new jobs creation, albeit at a pace that is not sufficient to produce a significant reduction in the unemployment rate.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase, demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment. The September 2013 Index increased to 61.3 from 61.0 in August 2013.
•	The National Association of Credit Management Index for September 2013 showed continued improvement in business credit conditions. The Index takes into account activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The Index measured 56.4 (any number over 50 shows improving conditions), and is at the highest level since the start of the Great Recession.
•	The September 2013 Institute of Supply Management report on manufacturing showed expansion for the fourth straight month and the PMI index registered 56.2, which is the highest reading for 2013, and demonstrated that the manufacturing sector is continuing to grow in tandem with the overall economy, which has shown growth for 52 consecutive months.
•	The Thomson Reuters/PayNet Small Business Lending Index, which measures the volume of lending to small businesses, rose to its highest level since August 2007. At the same time, delinquencies of 31 to 180 days fell to an all time low as measured by the Thomson Reuters/PayNet Small Business Delinquency Index.
•	The National Federation of Independent Business (NFIB) reported in September 2013 that the NFIB Small Business Optimism Index remained flat as compared to the previous month. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Of the ten items measured, five were down, four were up, and one was unchanged as compared to the prior month.
•	The Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook indicates improving fundamentals weighed down by a number of headwinds (primarily related to monetary and fiscal policies), resulting in subpar growth. The Q4 forecast is that the U. S. economy will generate positive but slow growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly.  It is also an economy that is facing some significant challenges.  An extended government shutdown is projected to cause a meaningful reduction in GDP.  The extent and magnitude of consequences of a government default are unknown. The outcomes, or lack of outcomes with respect to the government shutdown, debt ceiling negotiations, Affordable Care Act implementation, and a potential government default, add a great deal of uncertainty for economic performance in Q4 and beyond.  This economic uncertainty may have an effect on the performance of leases and loans which have been largely extended to small to medium-sized businesses which are particularly sensitive to economic dislocations.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Investment in leases and loans, net	$13,951	$31,459

Number of contracts	5,800	9,100
Number of individual end users (a)	5,400	8,400
Average original equipment cost	$27.2	$25.2
Average initial lease term (in months)	65	62
Average remaining lease term (in months)	21	20

States accounting for more than 10% of lease and loan portfolio:
Florida	19%	14%
Texas	11%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	35%	36%
Medical Equipment	23%	17%
Office Equipment	9%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	44%
Retail Trade	14%	13%
Transportation/Communication/Energy	13%	13%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 11% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$14,411	$42,819	$(28,408)	(66)%
Less: allowance for credit losses	(460)	(900)	440	(49)%
Investment in leases and loans, net	$13,951	$41,919	$(27,968)	(67)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$21,920	$61,278	$(39,358)	(64)%
Non-performing assets	$372	$888	$(516)	(58)%
Charge-offs, net of recoveries	$1,142	$2,837	$(1,695)	(60)%
As a percentage of finance receivables:
Allowance for credit losses	3.19%	2.10%
Non-performing assets	2.58%	2.07%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	5.21%	4.63%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers as evidenced by an increase in our charge-offs (net of recoveries) as a percentage of our weighted average investment in finance receivables from 4.63% at September 30, 2012 to 5.21% at September 30, 2013.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2013.

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

Three Months Ended September 30, 2013 as compared to the Three Months Ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$393	$1,218	$(825)	(68)%
Rental income	86	286	(200)	(70)%
Gain on sale of equipment and lease dispositions, net	147	96	51	53%
Other income	109	223	(114)	(51)%
	735	1,823	(1,088)	(60)%

Expenses:
Interest expense	428	1,030	(602)	(58)%
Depreciation on operating leases	45	217	(172)	(79)%
Provision for credit losses	223	988	(765)	(77)%
General and administrative expenses	131	171	(40)	(23)%
Administrative expenses reimbursed to affiliate	43	127	(84)	(66)%
	870	2,533	(1,663)	(66)%
Loss before equity in earnings (losses) of affiliate and impairment on investment in affiliate	(135)	(710)	575
Equity in earnings (losses) of affiliate	10	(12)	22
Net loss	$(125)	$(722)	$597
Net loss allocated to limited partners	$(124)	$(715)	$591

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $16.5 million for the three months ended September 30, 2013 as compared to $48.0 million for the three months ended September 30, 2012, a decrease of $31.5 million or 66%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions increased $51,000 to a gain of $147,000 for the three months ended September 30, 2013 compared to a gain of $96,000 for the three months ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended September 30, 2013 and 2012 were $17.2 million and $49.6 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended September 30, 2013 was $0.10 compared to a net loss per limited partner unit of $0.60 for the three months ended September 30, 2012, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Nine Months Ended September 30, 2013 as compared to the Nine Months Ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$1,806	$4,469	$(2,663)	(60)%
Rental income	367	1,128	(761)	(67)%
Gain (loss) on sale of equipment and lease dispositions, net	343	(157)	500	(318)%
Other income	388	834	(446)	(53)%
	2,904	6,274	(3,370)	(54)%

Expenses:
Interest expense	1,651	4,503	(2,852)	(63)%
Depreciation on operating leases	139	843	(704)	(84)%
Provision for credit losses	562	2,097	(1,535)	(73)%
General and administrative expenses	514	841	(327)	(39)%
Administrative expenses reimbursed to affiliate	173	489	(316)	(65)%
	3,039	8,773	(5,734)	(65)%
Loss before equity in earnings (losses) of affiliate and impairment on investment in affiliate	(135)	(2,499)	2,364
Equity in earnings (losses) of affiliate	(161)	(27)	(134)
Impairment on investment in affiliate	–	(428)	428
Net loss	$(296)	$(2,954)	$2,658
Net loss allocated to limited partners	$(293)	$(2,924)	$2,631

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $21.9 million for the nine months ended September 30, 2013 as compared to $61.3 million for the nine months ended September 30, 2012, a decrease of $39.4 million or 64%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains (losses) on the sale of equipment and lease dispositions increased $500,000 to a gain of $343,000 for the nine months ended September 30, 2013 compared to a loss of $157,000 for the nine months ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the nine months ended September 30, 2013 and 2012 were $22.9 million and $63.5 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the nine months ended September 30, 2013 and 2012 was $0.25 and $2.45, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$1,735	$3,880
Net cash provided by investing activities	17,150	39,351
Net cash used in financing activities	(18,870)	(43,377)
Increase (decrease) in cash	$15	$(146)

Cash increased by $15,000 which was primarily due to net proceeds from leases and loans of $17.2 million, cash provided by operating activities of $1.7 million, and a decrease in restricted cash of $2.1 million, partially offset by debt repayments of $19.1 million and distributions to our partners of $1.8 million.

Partners’ distributions paid for the nine months ended September 30, 2013 and 2012 were $1.8 million each period.  To date, limited partners have received total distributions of approximately 30% of their original amount invested, depending upon when the investment was made.   Distributions to limited partners were paid at a rate of 2.0% for the nine month periods ended September 30, 2013 and 2012.  Due to the shrinking portfolio, beginning with the December 2013 distribution check, the regular monthly distributions will be lowered to 1%.

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

Our General Partner has waived all future asset management fees. Through September 30, 2013, the General Partner has earned and waived management fees of $5.9 million, of which $468,000 related to the nine months ended September 30, 2013.

Index
Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million, of which approximately $455,000 remains unamortized as of September 30, 2013.  As of September 30, 2013, $14.3 million of leases and loans and $4.2 million of restricted cash were pledged as collateral on this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 14, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer