Form 10-K
period 2013-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2014-03-31
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on our investment in lease and loans;
•	availability, terms and deployment of debt funding;
•	general volatility of the debt markets;
•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and
•	the degree and nature of our competition.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of January 2019.  We entered our liquidation period beginning in April 2013, and accordingly, are contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, we will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

We acquire a diversified portfolio of new, used, or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, economically, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

Index
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

Number of Partners as of December 31, 2013
Title of Class
Limited Partners	2,576
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2013 and 2012 were $2.4 million each period. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% of their original capital contribution to us in 2012 and 2013.  As we entered into our liquidation period in April 2013, and as the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1%.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

At the time of our commencement, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets, and historically low credit losses.  However, it is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years.  The recession has been severe and with broad consequences.  Many well-known major financial institutions failed and others had to be bailed out.   Unemployment soared to generational highs and has remained at such levels.  Recently, banks became much more reluctant to lend, and when they did, it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary credit facilities matured and we had to extend, renew or refinance them, our costs increased.  Most significantly, we had to reduce our debt on the leases previously financed.  The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.   All of this happened while losses increased.  The small businesses that represent our typical leasing customer have suffered through the recession.  The increase in write-offs created an additional burden on the cash available to re-invest.

In April 2013, under the terms of the partnership agreement, we entered the liquidation phase, are now unable to acquire new assets, and have commenced our orderly wind down.  We are expected to continue our operations until all of our leases are collected and debts are paid, at which time any excess funds will be distributed to the partners.

To date, limited partners have received total distributions ranging from approximately 25% to 35% of their original investment, depending upon when it was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Distributions to our limited partners were made at a rate of 2.0% of their original capital invested in 2012.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1%.

Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $18.1 million from inception through December 31, 2013, in order to preserve cash for us.  Additionally, our General Partner waived approximately $600,000 in management fees for the 12 month period ended December 31, 2013 and has waived approximately $6.0 million on a cumulative basis. The General Partner has also waived all future management fees.

General Economic Overview

For the quarter ended December 31, 2013 U. S. economic activity showed overall growth and improvement in many sectors of the economy.  These improvements provided the background and support for the Federal Reserve to announce that it would begin the highly anticipated tapering of asset purchases under the Quantitative Easing program, recognition of economic improvement and stability. Still looming over the economy is the debate over the debt ceiling and the implementation of the Affordable Care Act and the impact of each on economic activity which is likely to be felt in the beginning of 2014.

Some key economic indicators and reports that were released in the fourth quarter of 2013 that are relevant to small and medium sized business performance are summarized below.  The indicators show overall positive trends in the economy and relate to the LEAF Funds as loans and leases to small and medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The December 2013 Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses rose 5% as compared to the year earlier period and increased 6% as compared to the prior month. At the same time the Thomson Reuters/PayNet Small Business Delinquency Index for December 2013 showed a 13% drop in the delinquency rate as compared to the year earlier period.

Index
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased in December 2013. While the Index remains below pre-recession levels the December 2013 increase continues a yearlong positive trend. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Notably there was evidence of significant increases in capital spending.
•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation was 55.8 (over 50 is considered positive) which was a slight decline from the previous month, however, new business volume reported in December 2013 showed month over month and year over year increases.
•	The National Association of Realtors reported that in the Fourth Quarter of 2013 all measures of home sales and housing starts increased from the prior year period. These increases included Existing Home Sales, New Single Family Sales, Housing Starts, Single Family and Multifamily Units. Housing is an important economic activity indicator for small businesses as many of them rely on housing activity as a significant part of their revenues such as construction-related companies and retail businesses.
•	The S&P Case-Shiller Home Price Indices (another important and widely followed indicator of housing sector activity) released in December 2013 for the 10- and 20-City Composites showed 13.6% increases year over year for the last 12 months.
•	The National Association of Credit Management Index (“CMI”) for December 2013 measured 55.64 (any number over 50 shows an economy in expansion). The factors comprising CMI include credit extended, credit approval rates, delinquencies, bankruptcies, and the like. The CMI remained over 50 throughout 2013 and ended the year higher (55.6) than it started (54.9).
•	The December 2013 Institute of Supply Management reported its PMI Index on the manufacturing sector. The PMI Index showed expansion for the seventh straight month and the PMI index registered 57 (any number over 50 indicates growth) which is the second highest reading for 2013 and reflected growth in new orders, production and employment in the manufacturing sector which is home to many small to medium size businesses.
•	In December 2013 the unemployment rate dropped to 7.0% from 7.3% in September 2013. As most new employment creation comes from small to medium size businesses, this is another indication of improving conditions in that economic segment.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds’ portfolios.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2013	2012
Investment in leases and loans, net	$8,815	$31,459

Number of contracts	4,500	9,100
Number of individual end users (a)	4,200	8,400
Average original equipment cost	$29.6	$25.2
Average initial lease term (in months)	65	62
Average remaining lease term (in months)	22	20

States accounting for more than 10% of lease and loan portfolio:
Florida	8%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	43%	36%
General Business Loans	11%	7%
Medical Equipment	9%	17%
Office Equipment	8%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	33%	44%
Transportation/Communication/Energy	18%	13%
Retail Trade	14%	13%
Finance/Insurance/Real Estate	11%	7%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 4% of our portfolio based on original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2013 and 2012, our outstanding bank debt was $9.6 million and $33.4 million, respectively.

Index
Portfolio Performance

The table below provides information about our finance receivables, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$9,105	$32,499	$(23,394)	(72)%
Less: allowance for credit losses	(290)	(1,040)	750	(72)%
Investment in leases and loans, net	$8,815	$31,459	$(22,644)	(72)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$19,272	$55,232	$(35,960)	(65)%
Non-performing assets	$266	$1,472	$(1,206)	(82)%
Charge-offs, net of recoveries	$1,866	$3,254	$(1,388)	(43)%
As a percentage of finance receivables:
Allowance for credit losses	3.19%	3.20%
Non-performing assets	2.92%	4.53%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	9.68%	5.89%

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

We focus on financing equipment used by small to mid-sized businesses.  Because the Fund entered the liquidation phase in 2013, the portfolio of outstanding leases and loans decreased, resulting in a reduction in the allowance for credit losses and non-performing assets.   As noted above, there have been signs of improvement in the overall economy.  Due to these reasons, there was a reduction in the allowance for credit losses and non-performing assets in total and as a percentage of finance receivables.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for credit losses, and the estimated unguaranteed residual values of leased equipment among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Index
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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.  Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2013 and 2012 we had $266,000 and $1.4 million, respectively, of leases and loans on non-accrual status, which constituted 2.9% and 4.5% of the portfolio balance at December 31, 2013 and 2012, respectively. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index
Results of Operations

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$2,173	$5,377	$(3,204)	(60)%
Rental income	421	1,321	(900)	(68)%
Gains (losses) on sales of equipment and lease dispositions, net	421	(28)	449	(1,604)%
Other income	512	1,063	(551)	(52)%
	3,527	7,733	(4,206)	(54)%
Expenses:
Interest expense	1,986	5,368	(3,382)	(63)%
Depreciation on operating leases	151	971	(820)	(84)%
Provision for credit losses	1,116	2,654	(1,538)	(58)%
General and administrative expenses	854	1,078	(224)	(21)%
Administrative expenses reimbursed to affiliate	202	588	(386)	(66)%
	4,309	10,659	(6,350)	(60)%
Loss before equity in loss of affiliate and impairment on investment in affiliate	(782)	(2,926)	2,144
Equity in loss of affiliate	(155)	(30)	(125)
Impairment on investment in affiliate	–	(428)	428
Net loss	$(937)	$(3,384)	$2,447
Net loss allocated to limited partners	$(928)	$(3,350)	$2,422

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $19.3 million for the year ended December 31, 2013 as compared to $55.3 million for the year ended December 31, 2012, a decrease of $36.0 million or 65% due to the ongoing maturity of our existing leases and loans.

•	Gains (losses) on sales of equipment and lease dispositions, net increased $449,000 to a gain of $421,000 for the year ended December 31, 2013 compared to a loss of $28,000 for the year ended December 31, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income, primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was a result of the following:

•	A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2013 and December 31, 2012 were $20.2 million and $57.3 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the year ended December 31 2013 and 2012 was $0.78 and $2.80 respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for each period.

Index
Liquidity and Capital Resources

Our major source of liquidity is from the collection of lease and loan payments. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans, and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
Net cash provided by operating activities	$2,155	$4,872
Net cash provided by investing activities	21,798	49,255
Net cash used in financing activities	(23,975)	(54,239)
Decrease in cash	$(22)	$(112)

Cash decreased by $22,000 which was primarily due to debt repayments of $24.5 million and distributions to our partners of $2.4 million, offset by $2.2 million of operating cash, a $2.9 million decrease in restricted cash, and net proceeds from leases and loans of $21.8 million.

Partners’ distributions paid for the years ended December 31, 2013 and 2012 were $2.4 million each period. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  Cumulative partner distributions paid from our inception to December 31, 2013 were approximately $36.0 million.  In 2012, distributions to our limited partners were made at a rate of 2% of their original capital.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1%.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected lease and loan defaults resulting in poorer fund performance than expected and therefore we have been unable to maintain the projected size of our portfolio. In April 2013 we entered the liquidation phase of the partnership at which time we ceased to be able to acquire new leases.

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

Our General Partner has waived all future asset management fees. The General Partner waived approximately $600,000 for the year ended December 31, 2013 and has waived approximately $6.0 million on a cumulative basis.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2013 (in thousands):

	Type	Maturity Date	Outstanding Balance	Amount of Collateral (1)
2010-4 Term Securitization	Term	August 2018, January 2019	$9,592	$12,468

(1)	All facilities are collateralized by specific leases and loans and related equipment. Recourse under these facilities is limited to the amount of collateral pledged.

Index
2010-4 Term Securitization

The 2010-4 Term Securitization was issued in November 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million, of which approximately $333,000 remains unamortized as of December 31, 2013.    As of December 31, 2013, $9.0 million of leases and loans and $3.5 million of restricted cash were pledged as collateral on this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of December 31, 2013.

DZ Bank

The DZ Bank facility has not been terminated but it is currently not available for use as we have incurred multiple breaches under its covenants for which we have requested waivers.  Additionally, no cross-default provisions exist with the 2010-4 Term Securitization.  Interest on each borrowing on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.  As of December 31, 2013, no amounts were outstanding under this borrowing arrangement. In June 2012, we expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility as it was unlikely that we will be able to utilize the facility in the future.

Liquidity Summary

We use debt to finance substantially all of our leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At December 31, 2013, our credit evaluation indicated a need for an allowance for credit losses of $290,000.  As our lease portfolio ages, and if the economy in the United States falters for a substantial period of time, we may need to increase our allowance for credit losses.

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
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Leaf Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Leaf Equipment Leasing Income Fund III, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leaf Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2014

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
ASSETS
Cash	$20	$42
Restricted cash	3,465	6,406
Investment in leases and loans, net	8,815	31,459
Investment in affiliated leasing entities	173	328
Deferred financing costs, net	98	301
Other assets	25	75
Total assets	$12,596	$38,611

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$9,592	$33,401
Accounts payable and accrued expenses	631	880
Due to affiliates	18,061	16,567
Other liabilities	235	334
Total liabilities	28,519	51,182

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,198)	(1,165)
Limited partners	(14,725)	(11,406)
Total partners’ deficit	(15,923)	(12,571)
Total liabilities and partners' deficit	$12,596	$38,611

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2013	2012
Revenues:
Interest on equipment financings	$2,173	$5,377
Rental income	421	1,321
Gains (losses) on sales of equipment and lease dispositions, net	421	(28)
Other income	512	1,063
	3,527	7,733
Expenses:
Interest expense	1,986	5,368
Depreciation on operating leases	151	971
Provision for credit losses	1,116	2,654
General and administrative expenses	854	1,078
Administrative expenses reimbursed to affiliate	202	588
	4,309	10,659
Loss before equity in loss of affiliate and impairment on investment in affiliate	(782)	(2,926)
Equity in loss of affiliate	(155)	(30)
Impairment on investment in affiliate	–	(428)
Net loss	$(937)	$(3,384)
Net loss allocated to limited partners	$(928)	$(3,350)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.78)	$(2.80)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands, except unit data)

	General	Limited Partners		Total
	Partner Amount	Units	Amount	Partners' Deficit
Balance, January 1, 2012	$(1,107)	1,195,631	$(5,658)	$(6,765)
Cash distributions paid	(24)	-	(2,398)	(2,422)
Net loss	(34)	-	(3,350)	(3,384)
Balance, December 31, 2012	(1,165)	1,195,631	(11,406)	(12,571)
Cash distributions paid	(24)	-	(2,391)	(2,415)
Net loss	(9)	-	(928)	(937)
Balance, December 31, 2013	$(1,198)	1,195,631	$(14,725)	$(15,923)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2013	2012
Net loss	$(937)	$(3,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment on investment in affiliate	–	428
Equity in loss of affiliate	155	30
Depreciation on operating leases	151	971
Amortization of discount on debt	688	1,794
Amortization of deferred charges	207	1,316
Provision for credit losses	1,116	2,654
(Gains) losses on sales of equipment and lease dispositions, net	(421)	28
Changes in operating assets and liabilities:
Other assets	50	143
Accounts payable and accrued expenses, and other liabilities	(348)	(30)
Due to affiliates	1,494	922
Net cash provided by operating activities	2,155	4,872

Cash flows from investing activities:
Purchases of leases and loans	–	(1,192)
Proceeds from leases and loans	22,260	51,075
Security deposits returned	(462)	(628)
Net cash provided by investing activities	21,798	49,255

Cash flows from financing activities:
Repayment of debt	(24,497)	(56,628)
Decrease in restricted cash	2,941	4,844
Increase in deferred financing costs	(4)	(33)
Cash distributions to partners	(2,415)	(2,422)
Net cash used in financing activities	(23,975)	(54,239)

Decrease in cash	(22)	(112)
Cash, beginning of period	42	154
Cash, end of period	$20	$42

Cash paid for interest	$1,126	$2,292

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2013 and 2012

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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold.  In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature.  All of the Fund’s leases and loans mature by May 2022.  The Fund entered its liquidation period in April 2013, and accordingly, is contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

In March of 2009, the Fund also invested $428,000 in LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), a special purpose entity that owns a pool of leases and loans, representing a 2% ownership interest, which the Fund accounted for under the cost method of accounting.  In May 2012, the Fund fully impaired its investment in LEAF Funds JV2 due to continued uncertainty as to future performance, which resulted in a $428,000 impairment charge on the accompanying statement of operations.  Should the Fund realize a return on its investment in a future period, this would result in a gain to the Fund.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, and the unguaranteed residual values of leased equipment among others. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

Restricted Cash

The Fund had restricted cash of $3.5 million and $6.4 million as of December 31, 2013 and 2012, respectively. Restricted cash as of December 31, 2013 included cash being held in reserve by the Fund’s lenders of $3.5 million and $0 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner.  The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders.  These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

As of December 31, 2013, no state or individual end user accounted for more than 10% of the Fund’s portfolio.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. Generally, after an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2013 and December 31, 2012, the Fund had $266,000 and $1.5 million, respectively, of leases and loans on non-accrual status.  Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal.  Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the Fund was equal to net income (loss) for the years ended December 31, 2013 and 2012.

Allocation of Partnership Income, Loss, Cash Distributions, and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss, and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

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

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $473,000 for the year ended December 31, 2013 and $921,000 for the year ended December 31, 2012.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

Recent Accounting Standards

Accounting Standards Recently Adopted

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (ASU 2013-07 or the Update). The Update provides clarification and guidance regarding:

•	When an entity should apply the liquidation basis of accounting,
•	The recognition and measurement of assets and liabilities, and
•	Financial statement presentation and disclosure requirements.

Entities with a limited life (i.e., certain partnerships) are expected to liquidate at a specified time and in an orderly manner as disclosed in their governing documents. If a limited life fund ceases its operations and liquidates its assets and liabilities in accordance with its original plan for liquidation, the entity is not required to adopt the liquidation basis of accounting in accordance with the Update.  While the Update is effective for entities with annual reporting periods beginning after December 15, 2013 (and interim periods therein), the Fund has early adopted the Update in 2013 with no impact to the financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2013	2012
Direct financing leases (a)	$3,702	$16,339
Loans (b)	5,281	15,705
Operating leases	122	455
	9,105	32,499
Allowance for credit losses	(290)	(1,040)
	$8,815	$31,459

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 5% to 15%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2013		2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$3,384	$5,907	$15,639	$17,785
Unearned income	(226)	(518)	(1,017)	(1,699)
Residuals, net of unearned residual income (a)	581	-	1,927	-
Security deposits	(37)	(108)	(210)	(381)
	$3,702	$5,281	$16,339	$15,705

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2013	2012
Equipment on operating leases	$967	$3,147
Accumulated depreciation	(845)	(2,690)
Security deposits	-	(2)
	$122	$455

At December 31, 2013, the future payments scheduled to be received on non-cancelable leases and loans for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases (a)	Totals
2013	$2,294	$3,365	$61	$5,720
2014	726	1,549	3	2,278
2015	253	678	–	931
2016	80	262	–	342
2017	28	39	–	67
Thereafter	3	14	–	17
	$3,384	$5,907	$64	$9,355

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2013 and 2012, the Fund had $266,000 and $1.5 million, respectively, of leases and loans on non-accrual status.

NOTE 4-ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from investments in leases and loans, presented gross of allowance for credit losses of $290,000 and $1.0 million at December 31, 2013 and 2012, respectively, (dollars in thousands):

	Years Ended December 31,
	2013		2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$8,120	89.2%	$27,004	83.1%
Delinquent:
31 to 91 days past due	719	7.9%	4,023	12.4%
Greater than 91 days (a)	266	2.9%	1,472	4.5%
	$9,105	100.0%	$32,499	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Performing	$8,839	$31,027
Nonperforming	266	1,472
	$9,105	$32,499

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2013	2012
Allowance for credit losses, beginning of period	$1,040	$1,640
Provision for credit losses	1,116	2,654
Charge-offs	(2,588)	(4,416)
Recoveries	722	1,162
Allowance for credit losses, end of period (a)	$290	$1,040

(a)	End of period balances were collectively evaluated for impairment

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013 and December 31, 2012, deferred financing costs include $98,000 and $301,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of December 31, 2013 and 2012 is $2.0 million and $1.8 million, respectively. In June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to its DZ Bank facility as it is unlikely that the Fund will be able to utilize the facility in the future.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	December 31, 2013				December 31,
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	2012 Outstanding Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$9,925	1.70% to 5.50%	$34,422
DZ Bank	Revolving	November 2013	-	Commercial paper plus 1.75%	-
			$9,925		$34,422
Less: Unamortized original issue discount			(333)		(1,021)
Total Debt Balance			9,592		33,401

2010-4 Term Securitization

The 2010-4 Term Securitization was issued in November 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes were issued at an original discount of approximately $7.2 million of which approximately $333,000 remains unamortized as of December 31, 2013.  As of December 31, 2013, $9.0 million of gross leases and loans and $3.5 million of restricted cash were pledged as collateral for this facility. Recourse is limited to the amount of collateral pledged. Average borrowings for the year ended December 31, 2013 and December 31, 2012 were $20.2 million and $57.3 million, respectively, at an effective interest rate of 9.8% and 9.4%, respectively.

The 2010-4 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The portfolio was in compliance with these agreements as of December 31, 2013.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

DZ Bank

The Fund did not borrow against the DZ Bank facility in 2013 or 2012, however, this facility has not been terminated.  Interest on this facility is calculated at the commercial paper rate for the lender at the time of such borrowing plus 1.75% per annum.

The Fund is subject to certain financial covenants related to our DZ Bank facility.  The Fund has incurred multiple breaches under the covenants on its credit facility with DZ Bank and covenant breaches relating to the affiliate that services the Fund’s leases and loans, and accordingly, this facility is not available for use.  The Fund has requested waivers from DZ Bank with respect to these breaches but none have been provided. As noted previously, in June 2012, the Fund expensed the remaining unamortized deferred financing costs totaling $568,000 related to this facility due to uncertainty that the Fund will utilize the facility in the future.

Debt Repayments: Estimated future annual principal payments (gross of original issue discount of $333,000 at December 31, 2013) on the Fund’s aggregate borrowings for the years ended December 31 are as follows (in thousands):

December 31, 2014	$6,286
December 31, 2015	2,333
December 31, 2016	1,306
$9,925
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

The Fund had no assets or liabilities measured at fair value at December 31, 2013 or December 31, 2012.  The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at December 31, 2013 is as follows:

	Carrying Value	Fair Value Measurements Using			Liabilities At Fair Value
		Level 1	Level 2	Level 3
Debt, at December 31, 2013	$9,592	$-	$8,834	$-	$8,834

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2013	2012
Administrative expenses	$202	$588

Acquisition Fees. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all future management fees.  Approximately $600,000 and $1.4 million of management fees were waived for the years ended December 31, 2013 and 2012, respectively, and $6.0 million has been waived on a cumulative basis.

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

Distributions. The General Partner owns a 1% general partner interest and a 1.4% limited partner interest in the Fund. The General Partner was paid cash distributions of $24,000 and $32,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2013 and $24,000 and $31,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	61	Chief Executive Officer
Robert K. Moskovitz	57	Chief Financial Officer
Jonathan Z. Cohen	43	Director
Jeffrey F. Brotman	50	Director

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

Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008 and a Director of LEAF Asset Management since 2010. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

Index
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(1)	We had 2,576 limited partners as of December 31, 2012.

(2)	In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2013, our General Partner owned 16,084 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(3)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(4)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

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

	Years Ended December 31,
	2013	2012
Administrative expenses	$202	$588

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $600,000 of management fees were waived for the year ended December 31, 2013 and $6.0 million has been waived on a cumulative basis.  The General Partner has also waived all future management fees.

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

Distributions. Our General Partner owns a 1% general partner interest and a 1.4% limited partner interest in us. The General Partner was paid cash distributions of $24,000 and $32,000 respectively, for its general partner and limited partner interests in us in 2013.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP related to quarterly reviews and the year-end audit were approximately $156,000 and $151,000 for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees. We did not incur fees in 2013 and 2012 for other services not included above.

Tax Fees. We did not incur fees in 2013 and 2012 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $31,000 and $47,000 for the years ended December 31, 2013 and 2012, respectively.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ Deficit for years ended December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 31, 2014	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

March 31, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 31, 2014
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer of the General Partner	March 31, 2014
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 31, 2014
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 31, 2014
Jeffrey F. Brotman