Form 10-Q
period 2014-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2014-05-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$93	$20
Restricted cash	3,182	3,465
Investment in leases and loans, net	6,747	8,815
Investment in affiliated leasing partnership	170	173
Deferred financing costs, net	75	98
Other assets	150	25
Total assets	$10,417	$12,596

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$7,453	$9,592
Accounts payable and accrued expenses	936	631
Other liabilities	228	235
Due to affiliates	18,288	18,061
Total liabilities	26,905	28,519

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,204)	(1,198)
Limited partners	(15,284)	(14,725)
Total partners’ deficit	(16,488)	(15,923)
Total liabilities and partners' deficit	$10,417	$12,596

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Interest on equipment financings	$273	$809
Rental income	44	163
Gains on sales of equipment and lease dispositions, net	67	123
Other income	44	157
	428	1,252

Expenses:
Interest expense	222	683
Depreciation on operating leases	19	66
Provision for credit losses	253	553
General and administrative expenses	177	221
Administrative expenses reimbursed to affiliate	21	74
	692	1,597
Loss before equity in losses of affiliate	(264)	(345)
Equity in losses of affiliate	(3)	–
Net loss	$(267)	$(345)
Net loss allocated to limited partners	$(264)	$(341)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.22)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General			Total
	Partner Amount	Limited Partners		Partners'
		Units	Amount	Deficit
Balance, January 1, 2014	$(1,198)	1,195,631	$(14,725)	$(15,923)
Cash distributions paid	(3)	-	(295)	(298)
Net loss	(3)	-	(264)	(267)
Balance, March 31, 2014	$(1,204)	1,195,631	$(15,284)	$(16,488)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2014	2013
Net loss	$(267)	$(345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	19	66
Amortization of deferred charges	23	68
Amortization of original issue discount on debt	78	232
Equity in losses of affiliate	3	–
Provision for credit losses	253	553
Gains on sales of equipment and lease dispositions, net	(67)	(123)
Changes in operating assets and liabilities:
Other assets	(125)	(9)
Accounts payable and accrued expenses, and other liabilities	298	(36)
Due to affiliates	227	300
Net cash provided by operating activities	442	706

Cash flows from investing activities:
Proceeds from leases and loans	1,911	7,501
Security deposits returned	(48)	(125)
Net cash provided by investing activities	1,863	7,376

Cash flows from financing activities:
Repayment of debt	(2,217)	(8,576)
Decrease in restricted cash	283	1,063
Cash distributions to partners	(298)	(596)
Net cash used in financing activities	(2,232)	(8,109)

Increase (decrease) in cash	73	(27)
Cash, beginning of period	20	42
Cash, end of period	$93	$15

Cash paid for interest	$125	$394

The accompanying notes are an integral part of these consolidated financial statements

Index
. LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III” or the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry-specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate, and financial fund management segments. Through its offering termination date of April 24, 2008, the Fund raised $120.0 million by selling 1.2 million of its limited partner units. It commenced operations in March 2007.

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.3 million for a 1.35% limited partnership interest in the Fund.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
March 31, 2014
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

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $38,000 for the three months ended March 31, 2014, and $139,000 for the three months ended March 31, 2013.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Direct financing leases (a)	$2,693	$3,702
Loans (b)	4,394	5,281
Operating leases	100	122
	7,187	9,105
Allowance for credit losses	(440)	(290)
	$6,747	$8,815

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 5% to 15%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$2,538	$4,865	$3,384	$5,907
Unearned income	(192)	(395)	(226)	(518)
Residuals, net of unearned residual income	368	-	581	-
Security deposits	(21)	(76)	(37)	(108)
	$2,693	$4,394	$3,702	$5,281

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Equipment on operating leases	$673	$967
Accumulated depreciation	(573)	(845)
	$100	$122

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $440,000 and $290,000) as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014		December 31, 2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$5,751	80%	$8,120	89%
Delinquent:
31 to 91 days past due	1,012	14%	719	8%
Greater than 91 days (a)	424	6%	266	3%
	$7,187	100%	$9,105	100%

(a)	All leases and loans are collectively evaluated for impairment.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

The Fund had $424,000 and $266,000 of leases and loans on nonaccrual status as of March 31, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Performing	$6,763	$8,839
Nonperforming	424	266

	$7,187	$9,105
The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for credit losses, beginning of period	$290	$1,040
Provision for credit losses	253	553
Charge-offs	(219)	(1,005)
Recoveries	116	142
Allowance for credit losses, end of period (a)	$440	$730

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2014 and December 31, 2013, deferred financing costs include $75,000 and $98,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of March 31, 2014 and December 31, 2013 is $2.1 million and $2.0 million, respectively.

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	March 31, 2014				2013
		Maturity	Outstanding	Interest rate	Outstanding
	Type	Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$7,708	1.70% to 5.50%	$9,925
Less: Unamortized original issue discount			(255)		(333)
Total Debt Balance			$7,453		$9,592

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.  The notes were issued at an original discount of approximately $7.2 million, of which approximately $255,000 remains unamortized as of March 31, 2014.  As of March 31, 2014, $7.1 million of gross leases and loans and $3.2 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of March 31, 2014.

Debt Repayments: Estimated future annual principal payments (gross of original issue discount of $255,000 at March 31, 2014) on the Fund’s aggregate borrowings over the next three annual periods ended March 31, are as follows (in thousands):

March 31, 2015	$4,708
March 31, 2016	1,903
March 31, 2017	1,097
$7,708

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

The Fund had no assets or liabilities measured at fair value at March 31, 2014 or December 31, 2013.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized and the carrying value of the Fund’s debt at March 31, 2014 and December 31, 2013 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at March 31, 2014	$7,453	$-	$7,230	$-	$7,230
Debt, at December 31, 2013	$9,592	$-	$8,834	$-	$8,834

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
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

	Three Months Ended March 31,
	2014	2013
Administrative expenses	$21	$74

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all future management fees. Through March 31, 2014, the General Partner has earned and waived management fees of $6.1 million, of which $53,000 related to the three month period ended March 31, 2014.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.35% limited partner interest in the Fund. The General Partner was paid cash distributions of $3,000 and $4,000 for its general partner and limited partner interests, respectively, for the three months ended March 31, 2014 and $5,000 and $8,000 for its general partner and limited partner interests, respectively, for the three months ended March 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

To date, limited partners have received total distributions ranging from approximately 26% to 35% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  As we entered the liquidation phase of the partnership in April 2013, consideration is currently being given towards reducing or eliminating the monthly cash distributions to our limited partners while the portfolio runs off and debts are paid.  For the three month period ended March 31, 2014, distributions to our limited partners were made at a rate of 1.0% of their original capital invested.

Index
General Economic Overview

For the quarter ended March 31, 2014 U. S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  Several high profile economic issues that were providing head winds to the economy were effectively resolved during the quarter. The Federal Reserve began the highly anticipated tapering of asset purchases under the Quantitative Easing program without noticeable adverse impact on the performance of the economy.  The commencement of the tapering was in recognition of economic improvement and stability. Congress came to an agreement on the debt ceiling thereby removing that potentially destabilizing issue from the economic agenda. Still looming over the economy is the implementation of the Affordable Care Act and the impact on economic activity, especially small business activity, which is likely to be felt throughout 2014. Some specific key economic indicators and reports that were released in the first quarter of 2014 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to the LEAF Funds as loans and leases to small to medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for March 2014 was 65.1 (over 50 is considered positive) which continues an overall yearly increase in the Index which measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends.
•	The National Association of Realtors reported in March 2014 that home prices increased in most of the country. This is an important economic indicator because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	In March 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses decreased 5% as compared to the prior month; however it is still 5% higher year over year. Commentary in the report stated “Small business owners still lack conviction about the ability of the recovery to accelerate before expanding operations.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 93.4 in March 2014. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. While the Index has increased it is still below the pre-recession levels. An Index of 100 or greater indicates likely expansion of the small business sector.
•	The National Association of Credit Management Index (“CMI”) for March 2014 measured 55.6 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI has remained over 50 for more than a year and CMI Index also noted and expansion in credit extended to business.
•	The March 2014 Institute of Supply Management reported it’s PMI Index on the manufacturing sector. The PMI Index showed expansion for the tenth straight month and the PMI index registered 53.7 (any number over 50 indicates growth). Of the 18 manufacturing segments included in the index 14 segments reported growth, and the growth was shown in new orders, production and employment.
•	In March 2014 the unemployment was 6.7% as compared to 7.0% in December 2013 and 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early April reported that the U.S. economy is expected to grow 2.8% which would be the fastest pace since 2008, with growth in equipment and software investment to grow even faster at 4.2% in 2014.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Investment in leases and loans, net	$6,747	$8,815

Number of contracts	3,300	4,500
Number of individual end users (a)	3,200	4,200
Average original equipment cost	$35.5	$29.6
Average initial lease term (in months)	65	65
Average remaining lease term (in months)	18	22

States accounting for more than 10% of lease and loan portfolio:
North Carolina	10%	8%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	46%	43%
General Business Loans	12%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	29%	33%
Transportation/Communication/Energy	21%	18%
Retail Trade	14%	14%
Finance/Insurance/Real Estate	12%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 5% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$7,187	$24,318	$(17,131)	(70)%
Less: allowance for credit losses	(440)	(730)	290	(40)%
Investment in leases and loans, net	$6,747	$23,588	$(16,841)	(71)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$8,017	$28,040	$(20,023)	(71)%
Non-performing assets	$424	$515	$(91)	(18)%
Charge-offs, net of recoveries	$103	$863	$(760)	(88)%
As a percentage of finance receivables:
Allowance for credit losses	6.12%	3.00%
Non-performing assets	5.90%	2.12%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.28%	3.08%

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

We focus on financing equipment used by small to mid-sized businesses. The lingering effects of the recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers as evidenced by an increase in our allowance for credit losses and non-performing assets as a percentage of finance receivables.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2014.

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

Three Months Ended March 31, 2014 as compared to the Three Months Ended March 31, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$273	$809	$(536)	(66)%
Rental income	44	163	(119)	(73)%
Gains on sales of equipment and lease dispositions, net	67	123	(56)	(46)%
Other income	44	157	(113)	(72)%
	428	1,252	(824)	(66)%

Expenses:
Interest expense	222	683	(461)	(67)%
Depreciation on operating leases	19	66	(47)	(71)%
Provision for credit losses	253	553	(300)	(54)%
General and administrative expenses	177	221	(44)	(20)%
Administrative expenses reimbursed to affiliate	21	74	(53)	(72)%
	692	1,597	(905)	(57)%
Loss before equity in losses of affiliate	(264)	(345)	81
Equity in losses of affiliate	(3)	–	(3)
Net loss	$(267)	$(345)	$78
Net loss allocated to limited partners	$(264)	$(341)	$77

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $8.0 million for the three months ended March 31, 2014 as compared to $28.0 million for the three months ended March 31, 2013, a decrease of $20.0 million or 71%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions decreased $56,000 to a gain of $67,000 for the three months ended March 31, 2014 compared to a gain of $123,000 for the three months ended March 31, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended March 31, 2014 and 2013 were $8.5 million and $29.4 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended March 31, 2014 was $0.22 compared to a net loss per limited partner unit of $0.29 for the three months ended March 31, 2013, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$442	$706
Net cash provided by investing activities	1,863	7,376
Net cash used in financing activities	(2,232)	(8,109)
Increase (decrease) in cash	$73	$(27)

Cash increased by $73,000 which was primarily due to net proceeds from leases and loans of $1.911 million, cash provided by operating activities of $442,000, and a decrease in restricted cash of $283,000, offset by debt repayments of $2.217 million, returned security deposits of $48,000, and distributions to our partners of $298,000.

Partners’ distributions paid for the three months ended March 31, 2014 and 2013 were $298,000 and $596,000, respectively.  Cumulative partner distributions paid from our inception to March 31, 2014 were approximately $36.3 million.  In 2013, distributions to our limited partners were made at a rate of 2% of their original capital.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1%.

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

Our General Partner has waived all future asset management fees. Through March 31, 2014, the General Partner has earned and waived management fees of $6.1 million, of which $53,000 relates to the three months ended March 31, 2014.

Index
Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.   The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million, of which approximately $255,000 remains unamortized as of March 31, 2014.  As of March 31, 2014, $7.1 million of leases and loans and $3.2 million of restricted cash were pledged as collateral on this facility. Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the three month periods ended March 31, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the three months ended March 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

May 14, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 14, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer