Form 10-Q
period 2014-06-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2014-08-13
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-53174

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5455968
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$4	$20
Restricted cash	2,519	3,465
Investment in leases and loans, net	4,793	8,815
Investment in affiliated leasing partnership	161	173
Deferred financing costs, net	57	98
Other assets	210	25
Total assets	$7,744	$12,596

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$480	$631
Debt	5,259	9,592
Due to affiliates	18,771	18,061
Other liabilities	216	235
Total liabilities	24,726	28,519

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,209)	(1,198)
Limited partners	(15,773)	(14,725)
Total partners’ deficit	(16,982)	(15,923)
Total liabilities and partners' deficit	$7,744	$12,596

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$206	$604	$480	$1,413
Rental income	21	119	65	281
Gains on sales of equipment and lease dispositions, net	8	73	75	196
Other income	26	122	70	279
	261	918	690	2,169

Expenses:
Interest expense	173	540	395	1,223
Depreciation on operating leases	18	28	36	94
Provision (reduction) for credit losses	77	(214)	329	339
General and administrative expenses	161	163	338	382
Administrative expenses reimbursed to affiliate	16	56	36	130
	445	573	1,134	2,168
(Loss) income before equity in losses of affiliate	(184)	345	(444)	1
Equity in losses of affiliate	(8)	(171)	(12)	(171)
Net (loss) income	$(192)	$174	$(456)	$(170)
Net (loss) income allocated to limited partners	$(190)	$172	$(451)	$(168)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net (loss) income per weighted average limited partner unit	$(0.16)	$0.14	$(0.38)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General			Total
	Partner	Limited Partners		Partners'
	Amount	Units	Amount	Deficit
Balance, January 1, 2014	$(1,198)	1,195,631	$(14,725)	$(15,923)
Cash distributions paid	(6)	-	(597)	(603)
Net loss	(5)	-	(451)	(456)
Balance, June 30, 2014	$(1,209)	1,195,631	$(15,773)	$(16,982)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
Cash flows from operating activities:	2014	2013
Net loss	$(456)	$(170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	36	94
Amortization of deferred charges	41	123
Amortization of original issue discount on debt	140	418
Equity in losses of affiliate	12	171
Provision for credit losses	329	339
Gains on sales of equipment and lease dispositions, net	(75)	(196)
Changes in operating assets and liabilities:
Other assets	(185)	(15)
Accounts payable and accrued expenses, and other liabilities	(170)	(348)
Due to affiliates	710	819
Net cash provided by operating activities	382	1,235

Cash flows from investing activities:
Proceeds from leases and loans	3,801	12,926
Security deposits returned	(69)	(197)
Net cash provided by investing activities	3,732	12,729

Cash flows from financing activities:
Decrease in restricted cash	946	1,815
Repayment of debt	(4,473)	(14,607)
Cash distributions to partners	(603)	(1,204)
Net cash used in financing activities	(4,130)	(13,996)

Decrease in cash	(16)	(32)
Cash, beginning of period	20	42
Cash, end of period	$4	$10

Cash paid for interest	$221	$702

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2014
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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
June 30, 2014
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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2014
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $23,000 and $61,000, respectively, for the three and six months ended June 30, 2014, and $113,000 and $252,000, respectively, for the three and six months ended June 30, 2013.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Direct financing leases (a)	$1,711	$3,702
Loans (b)	3,324	5,281
Operating leases	78	122
	5,113	9,105
Allowance for credit losses	(320)	(290)
	$4,793	$8,815

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 5% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$1,572	$3,650	$3,384	$5,907
Unearned income	(124)	(257)	(226)	(518)
Residuals, net of unearned residual income	273	-	581	-
Security deposits	(10)	(69)	(37)	(108)
	$1,711	$3,324	$3,702	$5,281

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment on operating leases	$490	$967
Accumulated depreciation	(412)	(845)
	$78	$122

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $320,000 and $290,000) as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014		December 31, 2013
Age of receivable (a)	Investment in leases and loans	%	Investment in leases and loans	%
Current	$4,590	90%	$8,120	89%
Delinquent:
31 to 91 days past due	139	3%	719	8%
Greater than 91 days	384	7%	266	3%
	$5,113	100%	$9,105	100%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $384,000 and $266,000 of leases and loans on nonaccrual status as of June 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Performing	$4,729	$8,839
Nonperforming	384	266
	$5,113	$9,105

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$440	$730	$290	$1,040
Provision (reduction) for credit losses	77	(214)	329	339
Charge-offs	(295)	(358)	(513)	(1,363)
Recoveries	98	282	214	424
Allowance for credit losses, end of period (a)	$320	$440	$320	$440

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2014 and December 31, 2013, deferred financing costs include $57,000 and $98,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt.  Accumulated amortization as of June 30, 2014 and December 31, 2013 is $2.1 million and $2.0 million, respectively.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2014
(Unaudited)

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

					December 31,
	June 30, 2014				2013
		Maturity	Outstanding	Interest rate	Outstanding
	Type	Date	Balance	per annum	Balance
2010-4 Term Securitization	Term	August 2018, January 2019	$5,453	1.70% to 5.50%	$9,925
Less: Unamortized original issue discount			(194)		(333)
Total Debt Balance			$5,259		$9,592

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.  The notes were issued at an original discount of approximately $7.2 million, of which approximately $194,000 remains unamortized as of June 30, 2014.  As of June 30, 2014, $5.1 million of gross leases and loans and $2.5 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of June 30, 2014.

Debt Repayments:  Estimated future annual principal payments (gross of original issue discount of $194,000 at June 30, 2014) on the Fund’s aggregate borrowings over the next three annual periods ended June 30, are as follows (in thousands):

June 30, 2015	$3,309
June 30, 2016	1,275
June 30, 2017	869
$5,453

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2014
(Unaudited)

The Fund had no assets or liabilities measured at fair value at June 30, 2014 or December 31, 2013.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized and the carrying value of the Fund’s debt at June 30, 2014 and December 31, 2013 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities At
	Value	Level 1	Level 2	Level 3	Fair Value
Debt, at June 30, 2014	$5,259	$-	$5,016	$-	$5,016
Debt, at December 31, 2013	$9,592	$-	$8,834	$-	$8,834

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

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative expenses	$16	$56	$36	$130

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010.  Through June 30, 2014, the General Partner has waived management fees of $6.1 million, of which $101,000 related to the six month period ended June 30, 2014.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts are expected to be repaid once the necessary funds are available.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.35% limited partner interest in the Fund.  The General Partner was paid cash distributions of $6,000 and $8,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2014 and $11,000 and $16,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

To date, limited partners have received total distributions ranging from approximately 26% to 35% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  As we entered the liquidation phase of the partnership in April 2013, consideration is currently being given towards reducing or eliminating the monthly cash distributions to our limited partners while the portfolio runs off and debts are paid.  For the six month period ended June 30, 2014, distributions to our limited partners were made at a rate of 1.0% of their original capital invested.

Index
General Economic Overview

For the quarter ended June 30, 2014, U.S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  The severe weather experienced in the first quarter of 2014 has had a lagging effect on economic performance but there are signs of a rebound in the second quarter 2014 performance.   With no changes in monetary policy from the Federal Reserve, and no legislative initiatives expected from the Congress until after the November 2014 election, the economy is expected to continue to grow at a slow pace through the remainder of 2014 barring international shocks from the Ukraine crisis, Iraq or similar events.  Some specific key economic indicators and reports that were released in the second quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

●	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for June 2014 was 61.4; down from 65.1 at the March 2014 report (over 50 is considered positive). The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. While down slightly from the prior report the Index reflected the sentiment of the majority of the executives that business conditions will remain the same or improve over the next four months.
●	The National Association of Realtors reported in June 2014 that home prices increased in most of the country and were 5.1% higher than prior year levels. Additionally existing home sales rose 4.9% at an annual rate as compared to the prior month. These are important economic indicators because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
●	On July 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed an increase of 12 % as compared to the prior year period. Commentary in the report stated “The index has risen at double digit rates for three consecutive months signaling growing confidence among small companies and further GDP growth.”
●	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 96.6 in June 2014. This is the highest level since September 2007 approaching the onset of the Great Recession. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.
●	The National Association of Credit Management Index (“CMI”) for June 2014 measured 56.1 which was higher than the 55.6 for the last quarter end but down from 56.8 in May 2014 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year and CMI Index also noted an expansion in credit extended to business.
●	The June 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion, and the June 2014 PMI index of 53.7 (any number over 50 indicates growth) was at its highest level since May 2010.
●	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early July 2014 reported that the U.S. investment in equipment and software is expected to grow 2.6% in 2014 which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Investment in leases and loans, net	$4,793	$8,815
Number of contracts	2,900	4,500
Number of individual end users (a)	2,700	4,200
Average original equipment cost	$37.1	$29.6
Average initial lease term (in months)	66	65
Average remaining lease term (in months)	25	22

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	48%	43%
General Business Loans	12%	11%
Medical Equipment	11%	9%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	25%	33%
Transportation/Communication/Energy	19%	18%
Retail Trade	14%	14%
Finance/Insurance/Real Estate	12%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 6% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$5,113	$18,934	$(13,821)	(73)%
Less: allowance for credit losses	(320)	(440)	120	(27)%
Investment in leases and loans, net	$4,793	$18,494	$(13,701)	(74)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$7,101	$24,655	$(17,554)	(71)%
Non-performing assets	$384	$484	$(100)	(21)%
Charge-offs, net of recoveries	$299	$939	$(640)	(68)%

As a percentage of finance receivables:
Allowance for credit losses	6.26%	2.32%
Non-performing assets	7.51%	2.56%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.21%	3.81%

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2014.

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

Three Months Ended June 30, 2014 as compared to the Three Months Ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$206	$604	$(398)	(66)%
Rental income	21	119	(98)	(82)%
Gains on sales of equipment and lease dispositions, net	8	73	(65)	(89)%
Other income	26	122	(96)	(79)%
	261	918	(657)	(72)%

Expenses:
Interest expense	173	540	(367)	(68)%
Depreciation on operating leases	18	28	(10)	(36)%
Provision (reduction) for credit losses	77	(214)	291	(136)%
General and administrative expenses	161	163	(2)	(1)%
Administrative expenses reimbursed to affiliate	16	56	(40)	(71)%
	445	573	(128)	(22)%
(Loss) income before equity in losses of affiliate	(184)	345	(529)
Equity in losses of affiliate	(8)	(171)	163
Net (loss) income	$(192)	$174	$(366)
Net (loss) income allocated to limited partners	$(190)	$172	$(362)

The decrease in total revenues was primarily attributable to the following:

●	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $6.2 million for the three months ended June 30, 2014 as compared to $21.3 million for the three months ended June 30, 2013, a decrease of $15.1 million or 71%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

●	Gains on sales of equipment and lease dispositions decreased $65,000 to a gain of $8,000 for the three months ended June 30, 2014 compared to a gain of $73,000 for the three months ended June 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

●	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

●	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended June 30, 2014 and 2013 were $6.5 million and $22.2 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

●	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

●	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended June 30, 2014 was $0.16 compared to net income per limited partner unit of $0.14 for the three months ended June 30, 2013, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Six Months Ended June 30, 2014 as compared to the Six Months Ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$480	$1,413	$(933)	(66)%
Rental income	65	281	(216)	(77)%
Gains on sales of equipment and lease dispositions, net	75	196	(121)	(62)%
Other income	70	279	(209)	(75)%
	690	2,169	(1,479)	(68)%

Expenses:
Interest expense	395	1,223	(828)	(68)%
Depreciation on operating leases	36	94	(58)	(62)%
Provision for credit losses	329	339	(10)	(3)%
General and administrative expenses	338	382	(44)	(12)%
Administrative expenses reimbursed to affiliate	36	130	(94)	(72)%
	1,134	2,168	(1,034)
(Loss) income before equity in losses of affiliate	(444)	1	(445)
Equity in losses of affiliate	(12)	(171)	159
Net loss	$(456)	$(170)	$(286)
Net loss allocated to limited partners	$(451)	$(168)	$(283)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $7.1 million for the six months ended June 30, 2014 as compared to $24.7 million for the six months ended June 30, 2013, a decrease of $17.6 million or 71%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on sales of equipment and lease dispositions decreased $121,000 to a gain of $75,000 for the six months ended June 30, 2014 compared to a loss of $196,000 for the six months ended June 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the six months ended June 30, 2014 and 2013 were $7.5 million and $25.8 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the six months ended June 30, 2014 and 2013 was $0.38 and $0.14, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$382	$1,235
Net cash provided by investing activities	3,732	12,729
Net cash used in financing activities	(4,130)	(13,996)
Decrease in cash	$(16)	$(32)

Cash decreased by $16,000 which was primarily due to net proceeds from leases and loans of $3.732 million, cash provided by operating activities of $382,000, and a decrease in restricted cash of $946,000, partially offset by debt repayments of $4.473 million and distributions to our partners of $603,000.

Partners’ distributions paid for the six months ended June 30, 2014 and 2013 were $603,000 and $1.2 million, respectively.  Cumulative partner distributions paid from our inception to June 30, 2014 were approximately $36.6 million.  In 2013, distributions to our limited partners were made at a rate of 2% of their original capital.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning in December 2013, the regular monthly distributions were lowered to 1%.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include: lease and loan defaults by our customers; accelerated principal payments of our debt facilities required per our agreements; and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Our General Partner has waived management fees since August 2010.  Through June 30, 2014, the General Partner has waived management fees of $6.1 million, of which $101,000 relates to the six months ended June 30, 2014.

Borrowings

2010-4 Term Securitization

The 2010-4 Term Securitization was issued on November 5, 2010 at $201.9 million in six tranches of asset-backed notes - one note matures in August 2018 and five notes mature in January 2019.  The notes bear interest at stated, fixed rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $7.2 million, of which approximately $194,000 remains unamortized as of June 30, 2014.  As of June 30, 2014, $5.1 million of leases and loans and $2.5 million of restricted cash were pledged as collateral on this facility.  Recourse is limited to the amount of collateral pledged.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreement was amended as of September 28, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The portfolio was in compliance with these agreements as of June 30, 2014.

Index
Liquidity Summary

Our primary source of liquidity comes from payments on our lease and loan portfolio. Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues.  These losses may adversely affect our ability to make distributions to our partners, and if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Our primary use of cash is for debt service.  Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limits our financial exposure.  Repayment of our debt is based on the payments we receive from our customers.  If a lease or loan becomes delinquent, our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us.  Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the three and six month periods ended June 30, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

August 13, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 13, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer