Form 10-Q
period 2014-09-30
LEAF Equipment Leasing Income Fund III, L.P.
filed 2014-11-12
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$17	$20
Restricted cash	2,222	3,465
Investment in leases and loans, net	3,491	8,815
Investment in affiliated leasing partnership	166	173
Deferred financing costs, net	43	98
Other assets	149	25
Total assets	$6,088	$12,596

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$3,775	$9,592
Accounts payable and accrued expenses	462	631
Due to affiliates	19,118	18,061
Other liabilities	158	235
Total liabilities	23,513	28,519

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,213)	(1,198)
Limited partners	(16,212)	(14,725)
Total partners’ deficit	(17,425)	(15,923)
Total liabilities and partners' deficit	$6,088	$12,596

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$128	$393	$608	$1,806
Rental income	32	86	97	367
Gains on sales of equipment and lease dispositions, net	50	147	126	343
Other income	37	109	107	388
	247	735	938	2,904

Expenses:
Interest expense	125	428	519	1,651
Depreciation from operating leases	14	45	50	139
Provision for credit losses	127	223	456	562
General and administrative expenses	116	131	454	514
Administrative expenses reimbursed to affiliate	11	43	47	173
	393	870	1,526	3,039
Loss before equity in earnings (losses) of affiliate	(146)	(135)	(588)	(135)
Equity in earnings (losses) of affiliate	5	10	(7)	(161)
Net loss	$(141)	$(125)	$(595)	$(296)
Net loss allocated to limited partners	$(140)	$(124)	$(589)	$(293)
Weighted average number of limited partner units outstanding during the period	1,195,631	1,195,631	1,195,631	1,195,631
Net loss per weighted average limited partner unit	$(0.12)	$(0.10)	$(0.49)	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General Partner	Limited Partners		Total Partners'
	Amount	Units	Amount	Deficit
Balance, January 1, 2014	$(1,198)	1,195,631	$(14,725)	$(15,923)
Cash distributions paid	(9)	-	(898)	(907)
Net loss	(6)	-	(589)	(595)
Balance, September 30, 2014	$(1,213)	1,195,631	$(16,212)	$(17,425)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash flows from operating activities:	2014	2013
Net loss	$(595)	$(296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation from operating leases	50	139
Amortization of deferred financing costs	55	167
Amortization of original issue discount on debt	187	567
Equity in losses of affiliate	7	161
Provision for credit losses	456	562
Gains on sales of equipment and lease dispositions, net	(126)	(343)
Changes in operating assets and liabilities:
Other assets	(124)	(47)
Accounts payable and accrued expenses, and other liabilities	(246)	(426)
Due to affiliates	1,057	1,251
Net cash provided by operating activities	721	1,735

Cash flows from investing activities:
Proceeds from leases and loans	5,024	17,462
Security deposits returned	(80)	(312)
Net cash provided by investing activities	4,944	17,150

Cash flows from financing activities:
Decrease in restricted cash	1,243	2,109
Repayment of debt	(6,004)	(19,166)
Cash distributions to partners	(907)	(1,813)
Net cash used in financing activities	(5,668)	(18,870)

(Decrease) increase in cash	(3)	15
Cash, beginning of period	20	42
Cash, end of period	$17	$57

Cash paid for interest	$288	$945

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2014
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2031. The Fund entered its liquidation period in April 2013, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
September 30, 2014
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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $21,000 and $82,000, respectively, for the three and nine months ended September 30, 2014, and $97,000 and $349,000, respectively, for the three and nine months ended September 30, 2013.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Direct financing leases (a)	$1,258	$3,702
Loans (b)	2,264	5,281
Operating leases	59	122
	3,581	9,105
Allowance for credit losses	(90)	(290)
	$3,491	$8,815

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 4% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$1,170	$2,510	$3,384	$5,907
Unearned income	(101)	(183)	(226)	(518)
Residuals, net of unearned residual income	197	-	581	-
Security deposits	(8)	(63)	(37)	(108)
	$1,258	$2,264	$3,702	$5,281

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment on operating leases	$338	$967
Accumulated depreciation	(279)	(845)
	$59	$122

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND ASSET QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $90,000 and $290,000) as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014		December 31, 2013
Age of receivable (a)	Investment in leases and loans	%	Investment in leases and loans	%
Current	$3,441	96%	$8,120	89%
Delinquent:
31 to 91 days past due	42	1%	719	8%
Greater than 91 days	98	3%	266	3%
	$3,581	100%	$9,105	100%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $98,000 and $266,000 of leases and loans on nonaccrual status as of September 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Performing	$3,483	$8,839
Nonperforming	98	266
	$3,581	$9,105

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$320	$440	$290	$1,040
Provision for credit losses	127	223	456	562
Charge-offs	(486)	(321)	(999)	(1,684)
Recoveries	129	118	343	542
Allowance for credit losses, end of period (a)	$90	$460	$90	$460

(a)	End of period balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2014 and December 31, 2013, deferred financing costs include $43,000 and $98,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt.  Accumulated amortization as of September 30, 2014 and December 31, 2013 is $2.1 million and $2.0 million, respectively.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

NOTE 6 –DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	As of September 30, 2014				December 31, 2013
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	Outstanding Balance
2010-4 Term Securitization	Term	January 2019	$3,922	5.50%	$9,925
Less: Unamortized original issue discount			(147)		(333)
Total Debt Balance			$3,775		$9,592

2010-4 Term Securitization

In November 2010, six classes of asset-backed notes were issued (The “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $147,000 remains unamortized as of September 30, 2014.  As of that date, $3.5 million of gross leases and loans and $2.2 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of September 30, 2014, the first five classes of notes were paid off in full prior to their stated maturity dates.

The 2010-4 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these agreements as of September 30, 2014.

Debt Repayments:  Although the stated maturity date is January 2019, the Fund expects to pay off the outstanding balance in full over the next year using its cash reserves and collections from contracts.  Estimated annual principal payments (gross of unamortized original issue discount of $147,000 at September 30, 2014) on the Fund’s aggregate borrowings over the next annual period ended September 30 are as follows (in thousands):

September 30, 2015	$3,922
$3,992

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

The Fund had no assets or liabilities measured at fair value at September 30, 2014 or December 31, 2013.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at September 30, 2014 and December 31, 2013 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities At
	Value	Level 1	Level 2	Level 3	Fair Value
Debt, at September 30, 2014	$3,775	$-	$3,786	$-	$3,786
Debt, at December 31, 2013	$9,592	$-	$8,834	$-	$8,834

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

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative expenses	$11	$43	$47	$173

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010.  Through September 30, 2014, the General Partner has waived management fees of approximately $6.1 million, of which approximately $134,000 related to the nine month period ended September 30, 2014.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the expectation of repayment.

Distributions. The General Partner owns a 1.0% general partner interest and a 1.35% limited partner interest in the Fund.  The General Partner was paid cash distributions of $9,000 and $12,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2014 and $18,000 and $24,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2031. We entered our liquidation period in April 2013, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 26% to 36% of their original amount invested, depending upon when the investment was made.  Our General Partner is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  As we entered the liquidation phase of the partnership in April 2013, consideration is currently being given towards reducing or eliminating the monthly cash distributions to our limited partners while the portfolio runs off and debts are paid.  For the nine month period ended September 30, 2014, distributions to our limited partners were made at a rate of 1.0% of their original capital invested.

Index
General Economic Overview

For the quarter ended September 30, 2014, U.S. economic activity demonstrated a continuation of the slow but steady growth following the weather-related contraction in the first quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Congress passed a continuing resolution in September 2014 to fund the government through December 11, 2014, and no legislative initiatives are expected from Congress until after the November 2014 election.  This provides some short-term relief from the uncertainty surrounding government policy.  The Federal Reserve continued its quantitative easing program and did not signal any imminent changes to the interest rate environment.  At the same time, the emergence of international crises in Ukraine, unrest in Hong Kong, the rise of ISIS, and the spreading of the Ebola virus have had a dampening effect on economic enthusiasm due to the uncertainty of fallout from these events.

Some specific key economic indicators and reports that were released in the third quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for September 2014 was 60.2, an increase from 58.9 at the August 2014 Index. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The September 2014 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in September 2014 that existing home sales and pending home sales both declined slightly from the prior month but still remained at a strong level as compared to prior periods. Home sales for the remainder of 2014 are expected to be strong due to improved inventory conditions. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
•	On October 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed a decline of 10% as compared to the prior year period. Commentary in the report stated “the data tells us small business are making measured investment. This measured investment with low credit risk helps extend the low risk expansion phase of this economic cycle.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in September 2014 increased to 96.1 which was 0.4 higher than the previous month’s report. While the Index is still below the pre-recession high, it has been showing steady progress and points to economic growth of about 2% for the year. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.
•	The National Association of Credit Management Index (“CMI”) for September 2014 measured 54.9 which was down from the 55.6 from the prior month. Any number over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
•	The September 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion, and the September 2014 PMI index of 56.6 (any number over 50 indicates growth) reflected expansion of the manufacturing sector for the 16th consecutive month. The PMI Index covers 18 manufacturing industries, and 15 of those industries reported growth in September 2014.
•	The 2014 Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook update released in early October 2014 projects full year 2014 economic growth to be 2.2% which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance. Overall 2014 shipments of durable goods are expected to show 5.5% growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Investment in leases and loans, net	$3,491	$8,815

Active contracts: (a)
Number of contracts	255	1,857
Number of individual end users (b)	245	1,757
Average original equipment cost	$73.0	$26.1
Average initial lease term (in months)	86	74
Average remaining lease term (in months)	20	16

States accounting for more than 10% of lease and loan portfolio:
North Carolina	10%	8%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	46%	43%
General Business Loans	14%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	26%	33%
Transportation/Communication/Energy	16%	18%
Finance/Insurance/Real Estate	14%	11%
Retail Trade	14%	14%
Agriculture/Forestry/Fishing	12%	7%

(a)	The December 31, 2013 amounts reported in this section have been restated from the previously reported amounts due to a change in methodology that occurred during the third quarter of 2014 to only include active contracts into these amounts.

(b)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 9% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$3,581	$14,411	$(10,830)	(75)%
Less: allowance for credit losses	(90)	(460)	370	(80)%
Investment in leases and loans, net	$3,491	$13,951	$(10,460)	(75)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$6,161	$21,920	$(15,759)	(72)%
Non-performing assets	$98	$372	$(274)	(74)%
Charge-offs, net of recoveries	$656	$1,142	$(486)	(43)%

As a percentage of finance receivables:
Allowance for credit losses	2.51%	3.19%
Non-performing assets	2.74%	2.58%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	10.65%	5.21%

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

We focus on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased.  The lingering effects of the economic recession has made it difficult for some of our customers to make payments on their financings with us on a timely basis, and as expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in non-performing assets and charge-offs net of recoveries, expressed as percentages.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2014.

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

Three Months Ended September 30, 2014 as compared to the Three Months Ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$128	$393	$(265)	(67)%
Rental income	32	86	(54)	(63)%
Gains on sales of equipment and lease dispositions, net	50	147	(97)	(66)%
Other income	37	109	(72)	(66)%
	247	735	(488)	(66)%
Expenses:
Interest expense	125	428	(303)	(71)%
Depreciation from operating leases	14	45	(31)	(69)%
Provision for credit losses	127	223	(96)	(43)%
General and administrative expenses	116	131	(15)	(11)%
Administrative expenses reimbursed to affiliate	11	43	(32)	(74)%
	393	870	(477)	(55)%
Loss before equity in earnings of affiliate	(146)	(135)	(11)
Equity in earnings of affiliate	5	10	(5)
Net loss	$(141)	$(125)	$(16)
Net loss allocated to limited partners	$(140)	$(124)	$(16)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $4.3 million for the three months ended September 30, 2014 as compared to $16.5 million for the three months ended September 30, 2013, a decrease of $12.2 million or 74%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on sales of equipment and lease dispositions decreased $97,000 to a gain of $50,000 for the three months ended September 30, 2014 compared to a gain of $147,000 for the three months ended September 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended September 30, 2014 and 2013 were $4.5 million and $17.2 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation from operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the three months ended September 30, 2014 was $0.12 compared to net income per limited partner unit of $0.10 for the three months ended September 30, 2013, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Nine Months Ended September 30, 2014 as compared to the Nine Months Ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$608	$1,806	$(1,198)	(66)%
Rental income	97	367	(270)	(74)%
Gains on sales of equipment and lease dispositions, net	126	343	(217)	(63)%
Other income	107	388	(281)	(72)%
	938	2,904	(1,966)	(68)%
Expenses:
Interest expense	519	1,651	(1,132)	(69)%
Depreciation from operating leases	50	139	(89)	(64)%
Provision for credit losses	456	562	(106)	(19)%
General and administrative expenses	454	514	(60)	(12)%
Administrative expenses reimbursed to affiliate	47	173	(126)	(73)%
	1,526	3,039	(1,513)
Loss before equity in losses of affiliate	(588)	(135)	(453)
Equity in losses of affiliate	(7)	(161)	154
Net loss	$(595)	$(296)	$(299)
Net loss allocated to limited partners	$(589)	$(293)	$(296)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $6.2 million for the nine months ended September 30, 2014 as compared to $21.9 million for the nine months ended September 30, 2013, a decrease of $15.7 million or 72%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on sales of equipment and lease dispositions decreased $217,000 to a gain of $126,000 for the nine months ended September 30, 2014 compared to a gain of $343,000 for the nine months ended September 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the nine months ended September 30, 2014 and 2013 were $6.5 million and $22.9 million, respectively. The interest expense reduction was primarily driven by accelerated debt payments required by our debt agreements and due to the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation from operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in the provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the loss allocated to our General Partner, for the nine months ended September 30, 2014 and 2013 was $0.49 and $0.25, respectively, based on a weighted average number of limited partner units outstanding of 1,195,631 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, investment in leases and loans, and distributions to partners, in addition to normal operating expenses.  We entered our liquidation period in April 2013, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$721	$1,735
Net cash provided by investing activities	4,944	17,150
Net cash used in financing activities	(5,668)	(18,870)
(Decrease) increase in cash	$(3)	$15

Cash decreased by $3,000 which was primarily due to net proceeds from leases and loans of $4.944 million, cash provided by operating activities of $721,000, and a decrease in restricted cash of $1.243 million, partially offset by debt repayments of $6.004 million and distributions to our partners of $907,000.

Partners’ distributions paid for the nine months ended September 30, 2014 and 2013 were $907,000 and $1.8 million, respectively.  Cumulative partner distributions paid from our inception to September 30, 2014 were approximately $36.9 million.  In 2013, distributions to our limited partners were made at a rate of 2% of their original capital invested.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning in December 2013, the regular monthly distributions were lowered to 1% of original capital invested.

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

Our General Partner has waived management fees since August 2010.  Through September 30, 2014, the General Partner has waived management fees of approximately $6.1 million, of which approximately $134,000 relates to the nine months ended September 30, 2014.

Borrowings

2010-4 Term Securitization

In November 2010, six classes of asset-backed notes were issued (The “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $147,000 remains unamortized as of September 30, 2014.  As of that date, $3.5 million of gross leases and loans and $2.2 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of September 30, 2014, the first five classes of notes were paid off in full prior to their stated maturity dates.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these agreements as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

November 12, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 12, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer