Form 10-K
period 2014-12-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2015-03-31
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries (the “Fund”).

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature.  All of our leases and loans mature by the end of May 2022.  We entered our liquidation period beginning in April 2013, and accordingly, are contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, we will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

As discussed further in ITEM 7, the Great Recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Available Information

We file annual, quarterly, and current reports and other information with the SEC.  The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The internet address of the SEC site is http://www.sec.gov.  Our General Partner’s internet address is http://www.LEAFFinancial.com.  We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are not incorporating by reference in this report any material from our General Partner’s website.

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

Number of Partners as of December 31, 2014
Title of Class
Limited Partners	2,588
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2014 and 2013 were $1.2 million and $2.4 million, respectively.  During 2013, distributions were paid on a monthly basis to our limited partners at a rate of approximately 2% of their original capital contribution.  As we entered into our liquidation period in April 2013, and as the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1% of original capital invested.  The Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is working towards dissolution by the end of 2015.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund III, L.P. and its subsidiaries (the “Fund”).

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

At the time of our commencement, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets, and historically low credit losses.  However, from around 2007 through 2009, it is widely believed that the United States economy suffered through the worst economic recession in over 75 years, known as the Great Recession.  The recession was severe and with broad consequences.  Many well-known major financial institutions failed and others had to be bailed out.   Unemployment soared to generational highs and has remained at such levels.  Banks became much more reluctant to lend, and when they did, it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary credit facilities matured and we had to extend, renew or refinance them, our costs increased.  Most significantly, we had to reduce our debt on the leases previously financed.  The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.   All of this happened while losses increased.  The small businesses that represent our typical leasing customer suffered through the recession.  The increase in write-offs created an additional burden on the cash available to re-invest.

In April 2013, under the terms of the partnership agreement, we entered the liquidation phase, are now unable to acquire new assets, and have commenced our orderly wind down.  We are expected to continue our operations until all of our leases are collected and debts are paid, at which time any excess funds will be distributed to the partners.

To date, limited partners have received total distributions ranging from approximately 26% to 36% of their original investment, depending upon when it was made.   Our General Partner is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Distributions to our limited partners were made during 2013 at a rate of 2% of their original capital invested.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1% of original capital invested.  The Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is working towards dissolution by the end of 2015.

Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $19.4 million from inception through December 31, 2014, in order to preserve cash for us.  Additionally, our General Partner waived approximately $159,000 in management fees for the 12 month period ended December 31, 2014 and has waived approximately $6.2 million on a cumulative basis. The General Partner has also waived all future management fees.

General Economic Overview

For the quarter ended December 31, 2014, U.S. economic activity demonstrated the sustained and steady growth seen over the last several quarters, including the very robust 5% increase in GDP reported for the 3rd quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Continued job growth and drops in the unemployment rate, along with declining oil prices, helped boost consumer sentiment.  The general election in November that resulted in a change of control of Congress seemed to have no impact on the direction of the economy.  Some key economic indicators and reports that were released in the 4th quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends.  These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation reported in December 2014 was 63.4, an increase from 60.2 for the September 2014 Index. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The December 2014 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.

Index
•	The National Association of Realtors reported in December 2014 that the number of existing home sales increased 2.1% over the prior year period, and the sales price of existing homes increased 5.0% over the prior year period. Home sales are expected to continue to grow due to improved inventory conditions and the improving U.S. economy. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
•	The 4th quarter 2014 Thomson Reuters/PayNet Small Business Lending Indices, which measure the volume of lending to small businesses, showed an increase over the prior year period. Over the same period, the small business loan delinquency rates remained stable. Commentary in the report stated “private businesses (small businesses) are leading the way towards slower but more sustained expansion.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in December 2014 increased to 100.4, which was the first time in eight years that the Index exceeded 100. An Index over 100 indicates that the small business survey participants generally expect businesses to expand. The report stated that the Index was “bolstered by a surge in sales expectation as well as hiring, capital outlays and business expansion plans.”
•	The National Association of Credit Management Index (“CMI”) for December 2014 was 54.9, the same as at the end of the last quarter. Any Index over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
•	The December 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion. The PMI Index of 55.5 indicated the 19th consecutive month of manufacturing expansion. The PMI Index covers 18 manufacturing industries, and 11 of those industries reported growth in December 2014, down from 15 industries reporting growth in the prior quarter. A common comment from those industries not reporting growth was the negative impact of the West Coast ports slowdown.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly, which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2014	2013
Investment in leases and loans, net	$2,711	$8,815

Active contracts:
Number of contracts	183	1,857
Number of individual end users (a)	174	1,757
Average original equipment cost	$73.2	$26.1
Average initial lease term (in months)	88	74
Average remaining lease term (in months)	24	16

States accounting for more than 10% of lease and loan portfolio:
North Carolina	12%	8%
South Carolina	12%	6%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	48%	43%
General Business Loans	14%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	25%	33%
Transportation/Communication/Energy	19%	18%
Finance/Insurance/Real Estate	15%	11%
Agriculture/Forestry/Fishing	13%	7%
Retail Trade	11%	15%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico.  As of December 31, 2014, one lessee accounted for 10.86% of the Fund’s portfolio.  No other individual end user or single piece of equipment accounted for more than 10% of the Fund’s portfolio based on the original cost of the equipment.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2014 and 2013, our outstanding borrowings were $2.8 million and $9.6 million, respectively.

Index
Portfolio Performance

The table below provides information about our finance receivables, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$2,761	$9,105	$(6,344)	(70)%
Less: allowance for credit losses	(50)	(290)	240	(83)%
Investment in leases and loans, net	$2,711	$8,815	$(6,104)	(69)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$5,390	$19,272	$(13,882)	(72)%
Non-performing assets	$52	$266	$(214)	(80)%
Charge-offs, net of recoveries	$666	$1,866	$(1,200)	(64)%
As a percentage of finance receivables:
Allowance for credit losses	1.81%	3.19%
Non-performing assets	1.88%	2.92%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	12.36%	9.68%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the Great Recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

We focus on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased.  As there have been signs of improvement in the overall economy, the allowance for credit losses and non-performing assets as a percentage of finance receivables also decreased.  As expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in charge-offs net of recoveries as a percentage of weighted average finance receivables.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and cost and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including the allowance for credit losses, and the estimated unguaranteed residual values of leased equipment among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. After an account becomes 180 or more days past due, any remaining balance is charged off. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Index
Results of Operations

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$740	$2,173	$(1,433)	(66)%
Rental income	112	421	(309)	(73)%
Gains on sales of equipment and lease dispositions, net	154	421	(267)	(63)%
Other income	123	512	(389)	(76)%
	1,129	3,527	(2,398)	(68)%
Expenses:
Interest expense	635	1,986	(1,351)	(68)%
Depreciation of operating leases	56	151	(95)	(63)%
Provision for credit losses	426	1,116	(690)	(62)%
General and administrative expenses	591	854	(263)	(31)%
Administrative expenses reimbursed to affiliate	56	202	(146)	(72)%
	1,764	4,309	(2,545)	(59)%
Loss before equity in losses of affiliate	(635)	(782)	147
Equity in losses of affiliate	(12)	(155)	143
Net loss	$(647)	$(937)	$290
Net loss allocated to limited partners	$(641)	$(928)	$287

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $5.4 million for the year ended December 31, 2014 as compared to $19.3 million for the year ended December 31, 2013, a decrease of $13.9 million or 72% due to the ongoing maturity of our existing leases and loans.

•	Gains on sales of equipment and lease dispositions, net decreased $267,000 to a gain of $154,000 for the year ended December 31, 2014 compared to a gain of $421,000 for the year ended December 31, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income, primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of the equipment financing portfolio.

The decrease in total expenses was a result of the following:

•	A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the year ended December 31, 2014 and December 31, 2013 were $5.7 million and $20.2 million, respectively. The interest expense reduction was also driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation on operating leases due to a decrease in the size of our operating lease portfolio.

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•	A decrease general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the loss allocated to our General Partner, for the years ended December 31 2014 and 2013 was $0.54 and $0.78 respectively, based on a weighted average number of limited partner units outstanding of 1,195,626 for each period.

Index
Liquidity and Capital Resources

Our major source of liquidity is from the collection of lease and loan payments. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans, and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013
Net cash provided by operating activities	$1,197	$2,155
Net cash provided by investing activities	5,776	21,798
Net cash used in financing activities	(6,972)	(23,975)
Increase (decrease) in cash	$1	$(22)

Cash increased by $1,000 which was primarily due to debt repayments of $7.074 million and distributions to our partners of $1.208 million, offset by $1.197 million of operating cash, a $1.310 million decrease in restricted cash, and net proceeds from leases and loans of $5.776 million.

Partners’ distributions paid for the years ended December 31, 2014 and 2013 were $1.2 million and $2.4 million, respectively.  Cumulative partner distributions paid from our inception to December 31, 2014 were approximately $37.2 million.  In 2013, distributions to our limited partners were made at a rate of 2% of their original capital.  As the shrinking portfolio could no longer support a 2% monthly distribution, beginning with the December 2013 distribution check, which our investors received in January 2014, the regular monthly distributions were lowered to 1% of original capital invested.  The Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is working towards dissolution by the end of 2015.

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

Our General Partner has waived all future asset management fees. The General Partner waived approximately $159,000 for the year ended December 31, 2014 and has waived approximately $6.2 million on a cumulative basis.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities were as follows as of December 31, 2014 (in thousands):

	Type	Maturity Date	Outstanding Balance	Amount of Collateral (1)
2010-4 Term Securitization	Term	January 2019	$2,758	$4,622

(1)	The 2010-4 Term Securitization is collateralized by specific leases and loans and related equipment in addition to restricted cash. Recourse under this facility is limited to the amount of collateral pledged.

2010-4 Term Securitization

In November 2010, six classes of asset-backed notes were issued (the “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $93,000 remains unamortized as of December 31, 2014.  As of that date, $2.7 million of gross leases and loans and $1.9 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of December 31, 2014, the first five classes of notes were paid off in full prior to their stated maturity dates.

The 2010-4 Term Securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these requirements as of December 31, 2014.

Index
Liquidity Summary

We use debt to finance substantially all of our leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. At December 31, 2014, our credit evaluation indicated a need for an allowance for credit losses of $50,000.  As our lease portfolio ages, and if the economy in the United States falters for a substantial period of time, we may need to increase our allowance for credit losses.  As noted above, the Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is working towards dissolution by the end of 2015.

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
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Leasing Income Fund III, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LEAF Equipment Leasing Income Fund III, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEAF Equipment Leasing Income Fund III, L.P. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 30, 2015

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2014	2013
ASSETS
Cash	$21	$20
Restricted cash	2,155	3,465
Investment in leases and loans, net	2,711	8,815
Investment in affiliated leasing entities	161	173
Deferred financing costs, net	28	98
Other assets	22	25
Total assets	$5,098	$12,596

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$2,758	$9,592
Accounts payable and accrued expenses	673	631
Due to affiliates	19,412	18,061
Other liabilities	33	235
Total liabilities	22,876	28,519

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,216)	(1,198)
Limited partners	(16,562)	(14,725)
Total partners’ deficit	(17,778)	(15,923)
Total liabilities and partners' deficit	$5,098	$12,596

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2014	2013
Revenues:
Interest on equipment financings	$740	$2,173
Rental income	112	421
Gains on sales of equipment and lease dispositions, net	154	421
Other income	123	512
	1,129	3,527
Expenses:
Interest expense	635	1,986
Depreciation of operating leases	56	151
Provision for credit losses	426	1,116
General and administrative expenses	591	854
Administrative expenses reimbursed to affiliate	56	202
	1,764	4,309
Loss before equity in losses of affiliate	(635)	(782)
Equity in losses of affiliate	(12)	(155)
Net loss	$(647)	$(937)
Net loss allocated to limited partners	$(641)	$(928)
Weighted average number of limited partner units outstanding during the period	1,195,626	1,195,626
Net loss per partnership unit	$(0.54)	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

	General			Total
	Partner Amount	Limited Partners		Partners' Deficit
		Units	Amount
Balance, January 1, 2013	$(1,165)	1,195,626	$(11,406)	$(12,571)
Cash distributions paid	(24)	-	(2,391)	(2,415)
Net loss	(9)	-	(928)	(937)
Balance, December 31, 2013	(1,198)	1,195,626	(14,725)	(15,923)
Cash distributions paid	(12)	-	(1,196)	(1,208)
Net loss	(6)	-	(641)	(647)
Balance, December 31, 2014	$(1,216)	1,195,626	$(16,562)	$(17,778)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
Cash flows from operating activities:	2014	2013
Net loss	$(647)	$(937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of operating leases	56	151
Amortization of deferred financing costs	70	207
Amortization of original issue discount on debt	240	688
Provision for credit losses	426	1,116
Equity in losses of affiliate	12	155
Gains on sales of equipment and lease dispositions, net	(154)	(421)
Changes in operating assets and liabilities:
Other assets	3	50
Accounts payable and accrued expenses, and other liabilities	(160)	(348)
Due to affiliates	1,351	1,494
Net cash provided by operating activities	1,197	2,155

Cash flows from investing activities:
Proceeds from leases and loans	5,885	22,260
Security deposits returned	(109)	(462)
Net cash provided by investing activities	5,776	21,798

Cash flows from financing activities:
Decrease in restricted cash	1,310	2,941
Increase in deferred financing costs	–	(4)
Repayment of debt	(7,074)	(24,497)
Cash distributions to partners	(1,208)	(2,415)
Net cash used in financing activities	(6,972)	(23,975)

Increase (decrease) in cash	1	(22)
Cash, beginning of period	20	42
Cash, end of period	$21	$20

Cash paid for interest	$336	$1,126

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2014

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for credit losses and the unguaranteed residual values of leased equipment among others. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

Concentration of Credit Risk

As of December 31, 2014, one lessee accounted for 10.86% of the Fund’s portfolio.  No other individual end user or single piece of equipment accounted for more than 10% of the Fund’s portfolio based on the original cost of the equipment.

Restricted Cash

The Fund had restricted cash of $2.2 million and $3.5 million as of December 31, 2014 and 2013, respectively.  Restricted cash as of December 31, 2014 included cash being held in reserve by the Fund’s lenders of $1.9 million and $243,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner.  The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities, and their respective lenders.  These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. After an account becomes 180 or more days past due, any remaining balance is charged off. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

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

In June 2014, the Company sold a pool of 4 leases with a net investment of approximately $260,000 to a third party for proceeds totaling approximately $260,000.  No gain or loss was recognized on the sale and the Company is no longer servicing these leases.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $97,000 for the year ended December 31, 2014 and $473,000 for the year ended December 31, 2013.

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2014	2013
Direct financing leases (a)	$1,007	$3,702
Loans (b)	1,702	5,281
Operating leases	52	122
	2,761	9,105
Allowance for credit losses	(50)	(290)
	$2,711	$8,815

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 4% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2014		2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$949	$1,874	$3,384	$5,907
Unearned income	(72)	(133)	(226)	(518)
Residuals, net of unearned residual income (a)	138	-	581	-
Security deposits	(8)	(39)	(37)	(108)
	$1,007	$1,702	$3,702	$5,281

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2014	2013
Equipment on operating leases	$338	$967
Accumulated depreciation	(286)	(845)
	$52	$122

At December 31, 2014, the future payments scheduled to be received on non-cancelable leases and loans for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Totals
2015	$687	$1,167	$3	$1,857
2016	159	405	–	564
2017	65	241	–	306
2018	38	54	–	92
2019	–	5	–	5
Thereafter	–	2	–	2
	$949	$1,874	$3	$2,826

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2014 and 2013, the Fund had $52,000 and $266,000, respectively, of leases and loans on non-accrual status.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from investments in leases and loans, presented gross of allowance for credit losses of $50,000 and $290,000 at December 31, 2014 and 2013, respectively, (dollars in thousands):

	Years Ended December 31,
	2014		2013
Age of receivable (a)	Investment in leases and loans	%	Investment in leases and loans	%
Current	$2,596	94.0%	$8,120	89.2%
Delinquent:
31 to 91 days past due	113	4.1%	719	7.9%
Greater than 91 days	52	1.9%	266	2.9%
	$2,761	100.0%	$9,105	100.0%

(a)	All leases and loans are collectively evaluated for impairment.

The credit quality of the Fund’s investment in leases and loans as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Performing	$2,709	$8,839
Nonperforming	52	266
	$2,761	$9,105

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2014	2013
Allowance for credit losses, beginning of period	$290	$1,040
Provision for credit losses	426	1,116
Charge-offs	(1,097)	(2,588)
Recoveries	431	722
Allowance for credit losses, end of period (a)	$50	$290

(a)	End of period balances were collectively evaluated for impairment

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2014 and December 31, 2013, deferred financing costs include $28,000 and $98,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt.  Accumulated amortization as of December 31, 2014 and 2013 is $2.1 million and $2.0 million, respectively.

NOTE 6 – DEBT

The Fund’s bank debt consists of the following (dollars in thousands):

	December 31, 2014				December 31, 2013
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	Outstanding Balance
2010-4 Term Securitization	Term	January 2019	$2,851	5.50%	$9,925
Less: Unamortized original issue discount			(93)		(333)
Total Debt Balance			$2,758		$9,592

2010-4 Term Securitization

In November 2010, six classes of asset-backed notes were issued (the “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $93,000 remains unamortized as of December 31, 2014.  As of that date, $2.7 million of gross leases and loans and $1.9 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of December 31, 2014, the first five classes of notes were paid off in full prior to their stated maturity dates.  Average borrowings for the year ended December 31, 2014 and December 31, 2013 were $5.7 million and $20.2 million, respectively, at an effective interest rate of 11.2% and 9.8%, respectively.

The 2010-4 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these requirements as of December 31, 2014.

Debt Repayments

Estimated future annual principal payments (gross of unamortized original issue discount of $93,000 at December 31, 2014) on the Fund’s aggregate borrowings over the next year ended December 31, are as follows (in thousands):

December 31, 2015	$2,851
$2,851

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

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

The Fund had no assets or liabilities measured at fair value at December 31, 2014 or December 31, 2013.  The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.   For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at December 31, 2014 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at December 31, 2014	$2,758	$-	$2,744	$-	$2,744

The fair value of the debt was determined using quoted prices obtained from brokers as of the measurement date.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2014	2013
Administrative expenses	$56	$202

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  Approximately $159,000 and $600,000 of management fees were waived for the years ended December 31, 2014 and 2013, respectively, and $6.2 million has been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and a 1.4% limited partner interest in the Fund. The General Partner was paid cash distributions of $12,000 and $16,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2014 and $24,000 and $32,000 for its general partner and limited partner interests, respectively, for the year ended December 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	62	Chief Executive Officer
Robert K. Moskovitz	58	Chief Financial Officer
Jonathan Z. Cohen	44	Director
Jeffrey F. Brotman	51	Director

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty-five years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co).  Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President, and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Executive Chairman of Atlas Energy GP, LLC (general partner of Atlas Energy, L.P., formerly known as Atlas Pipeline Holdings, L.P., a publicly-traded energy limited partnership) since January 2012, Chairman from February 2011 to January 2012, and Vice Chairman from its formation in December 2005 to February 2011. Mr. Cohen was also Vice Chairman of Atlas Energy, Inc. (formerly known as Atlas America, Inc., a publicly-traded energy company) from its formation in 2000 until its sale in February 2011, Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (general partner of Atlas Pipeline Partners, L.P., a publicly-traded midstream natural gas gathering and processing limited partnership) since its formation in 1999, and Vice Chairman of the Managing Board of Atlas Resource Partners GP, LLC (general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas exploration and production limited partnership) since February 2012.

Index
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2014.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(1)	We had 2,588 limited partners as of December 31, 2014.

(2)
In 2006, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2014, our General Partner owned 16,084 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(3)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(4)	Our General Partner’s name and address is LEAF Asset Management, LLC, 110 South Poplar Street, Suite 101, Wilmington, Delaware, 19801.

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

	Years Ended December 31,
	2014	2013
Administrative expenses	$56	$202

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. The General Partner has waived management fees since August 2010 and all future management fees.  Approximately $159,000 of management fees were waived for the year ended December 31, 2014 and $6.2 million has been waived on a cumulative basis.

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

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. Our General Partner owns a 1% general partner interest and a 1.4% limited partner interest in us. The General Partner was paid cash distributions of $12,000 and $16,000 respectively, for its general partner and limited partner interests in us in 2014.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, Grant Thornton, LLP related to quarterly reviews and the year-end audit were approximately $139,000 and $156,000 for the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees. We did not incur fees in 2014 and 2013 for other services not included above.

Tax Fees. We did not incur fees in 2014 and 2013 for other services not included above.

All Other Fees. Our independent registered public accounting firm, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $21,000 and $31,000 for the years ended December 31, 2014 and 2013, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index
PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (1)
3.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Leasing Income Fund III, L.P. (2)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Origination and Servicing Agreement among LEAF Equipment Leasing Income Fund III, L.P., LEAF Financial Corporation and LEAF Funding Inc. (1)
10.2	Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association dated as of November 5, 2010 (3)
10.3	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 5, LLC and U.S. Bank National Association (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ Deficit for years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Current Report on Form 8-K Report dated October 17, 2011.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 30, 2015	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

March 30, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 30, 2015
Crit S. DeMent	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer of the General Partner	March 30, 2015
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 30, 2015
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 30, 2015
Jeffrey F. Brotman