Form 10-Q
period 2015-03-31
LEAF Equipment Leasing Income Fund III, L.P.
filed 2015-05-14
CIK 1376074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no public market for the Registrant’s securities.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$26	$21
Restricted cash	1,983	2,155
Investments in leases and loans, net	2,094	2,711
Investment in affiliated leasing entities	154	161
Deferred financing costs, net	22	28
Other assets	20	22
Total assets	$4,299	$5,098

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$2,162	$2,758
Accounts payable and accrued expenses	530	673
Due to affiliates	19,709	19,412
Other liabilities	31	33
Total liabilities	22,432	22,876

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,220)	(1,216)
Limited partners	(16,913)	(16,562)
Total partners’ deficit	(18,133)	(17,778)
Total liabilities and partners' deficit	$4,299	$5,098

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Interest on equipment financings	$93	$273
Rental income	14	44
Gains on sales of equipment and lease dispositions, net	3	67
Other income	9	44
	119	428
Expenses:
Interest expense	59	222
Depreciation of operating leases	10	19
(Reduction) provision for credit losses	(46)	253
General and administrative expenses	137	177
Administrative expenses reimbursed to affiliate	9	21
	169	692
Loss before equity in losses of affiliate	(50)	(264)
Equity in losses of affiliate	(7)	(3)
Net loss	$(57)	$(267)
Net loss allocated to limited partners	$(56)	$(264)

Weighted average number of limited partnership units outstanding during the period	1,195,626	1,195,626
Net loss per limited partnership unit	$(0.05)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands except unit data)
(Unaudited)

	General			Total
	Partner	Limited Partners		Partners’
	Amount	Units	Amount	Deficit
Balance, January 1, 2015	$(1,216)	1,195,626	$(16,562)	$(17,778)
Cash distributions paid	(3)	-	(295)	(298)
Net loss	(1)	-	(56)	(57)
Balance, March 31, 2015	$(1,220)	1,195,626	$(16,913)	$(18,133)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities:	2015	2014
Net loss	$(57)	$(267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of operating leases	10	19
Amortization of deferred financing costs	6	23
Amortization of original issue discount on debt	18	78
(Reduction) provision for credit losses	(46)	253
Equity in losses of affiliate	7	3
Gains on sales of equipment and lease dispositions, net	(3)	(67)
Changes in operating assets and liabilities:
Other assets	2	(125)
Accounts payable and accrued expenses, and other liabilities	(145)	298
Due to affiliates	297	227
Net cash provided by operating activities	89	442

Cash flows from investing activities:
Proceeds from leases and loans	726	1,911
Security deposits returned	(70)	(48)
Net cash provided by investing activities	656	1,863

Cash flows from financing activities:
Decrease in restricted cash	172	283
Repayment of debt	(614)	(2,217)
Cash distributions to partners	(298)	(298)
Net cash used in financing activities	(740)	(2,232)

Increase in cash	5	73
Cash, beginning of period	21	20
Cash, end of period	$26	$93

Cash paid for interest	$36	$125

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Leasing Income Fund III, L.P. (the “Fund”) is a Delaware limited partnership formed on May 16, 2006 by its General Partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company, and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of April 24, 2008, the Fund raised $120.0 million by selling 1.2 million of its limited partnership units. It commenced operations in March 2007.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by May 2022. The Fund entered its liquidation period in April 2013, and accordingly, is contractually prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired diversified portfolios of equipment leases and loans to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

In addition to its 1% general partnership interest, the General Partner has also invested $1.3 million for a 1.35% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary LEAF Receivables Funding 5, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The Fund owns approximately a 4% ownership interest in LEAF Funding, LLC (“Funding LLC”), a special purpose entity that owns a pool of leases and loans. The Fund accounts for its interest in Funding LLC under the equity method of accounting as the Fund’s General Partner exercises significant influence over the entity.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2015, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results of the Fund’s operations for the 2015 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for credit losses and the unguaranteed residual values of leased equipment, among others.  The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases, and loans.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data, and the Fund’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of the investment in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $9,000 for the three months ended March 31, 2015, and $38,000 for the three months ended March 31, 2014.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU, which is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, although early adoption is permitted.  The Fund is currently in the process of evaluating the impact of adoption of this ASU on its consolidated balance sheets and plans to adopt this ASU for interim and fiscal periods beginning in 2016.

NOTE 3 – INVESTMENTS IN LEASES AND LOANS, NET

The Fund’s investments in leases and loans, net, consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Direct financing leases (a)	$741	$1,007
Loans (b)	1,384	1,702
Operating leases	19	52
	2,144	2,761
Allowance for credit losses	(50)	(50)
	$2,094	$2,711

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 3% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$722	$1,510	$949	$1,874
Unearned income	(58)	(106)	(72)	(133)
Residuals, net of unearned residual income (a)	88	-	138	-
Security deposits	(11)	(20)	(8)	(39)
	$741	$1,384	$1,007	$1,702

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Equipment on operating leases	$171	$338
Accumulated depreciation	(152)	(286)
	$19	$52

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from its investments in leases and loans (presented gross of an allowance for credit losses of $50,000 and $50,000) as of March 31, 2015 and December 31, 2014, respectively (dollars in thousands):

	March 31, 2015		December 31, 2014
Age of receivable (a)	Investments in leases and loans	%	Investments in leases and loans	%
Current	$2,018	94.1%	$2,596	94.0%
Delinquent:
31 to 91 days past due	67	3.1%	113	4.1%
Greater than 91 days	59	2.8%	52	1.9%
	$2,144	100.0%	$2,761	100.0%

(a)	All leases and loans are collectively evaluated for impairment.

The credit quality of the Fund’s receivables from its investments in leases and loans as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Performing	$2,085	$2,709
Nonperforming	59	52
	$2,144	$2,761

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for credit losses, beginning of period	$50	$290
(Reduction) provision for credit losses	(46)	253
Charge-offs	(43)	(219)
Recoveries	89	116
Allowance for credit losses, end of period	$50	$440

NOTE 5 – DEFERRED FINANCING COSTS, NET

As of March 31, 2015 and December 31, 2014, deferred financing costs include $22,000 and $28,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt.  Accumulated amortization as of both March 31, 2015 and December 31, 2014 is $2.1 million.

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 6 – DEBT

The Fund’s debt consists of the following (dollars in thousands):

	March 31, 2015				December 31, 2014
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	Outstanding Balance
2010-4 Term Securitization	Term	January 2019	$2,237	5.50%	$2,851
Less: Unamortized Original Issue Discount			(75)		(93)
Total Debt Balance			$2,162		$2,758

2010-4 Term Securitization

In November 2010, six classes of asset-backed notes were issued (the “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $75,000 remains unamortized as of March 31, 2015.  As of that date, approximately $2.1 million of gross leases and loans and $2.0 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of March 31, 2015, the first five classes of notes were paid off in full prior to their stated maturity dates.

Covenants

The 2010-4 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these requirements as of March 31, 2015.

Debt Repayments

Although the stated maturity date is January 2019, the Fund expects to pay off the outstanding balance in full over the next annual period using its cash reserves and collections from lease and loan contracts.

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

Index
LEAF EQUIPMENT LEASING INCOME FUND III, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

The Fund had no assets or liabilities measured at fair value at March 31, 2015 or December 31, 2014.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	Carrying	Fair Value Measurements Using			Liabilities
	Value	Level 1	Level 2	Level 3	at Fair Value
Debt, at March 31, 2015	$2,162	$-	$2,154	$-	$2,154
Debt, at December 31, 2014	$2,758	$-	$2,744	$-	$2,744

The fair value of the debt was determined using quoted prices obtained from broker-dealers as of the measurement date.

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2015	2014
Administrative expenses	$9	$21

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  Through March 31, 2015, the General Partner has waived management fees of approximately $6.2 million, of which approximately $15,000 related to the three months ended March 31, 2015.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1.0% general partnership interest and a 1.35% limited partnership interest in the Fund.  The General Partner was paid cash distributions of $3,000 and $4,000 for its general partnership and limited partnership interests, respectively, for the three months ended March 31, 2015 and $3,000 and $4,000 for its general partnership and limited partnership interests, respectively, for the three months ended March 31, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2015 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Leasing Income Fund III, L.P. and its subsidiaries (the “Fund”).

Business

We are a Delaware limited partnership formed on May 16, 2006 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its affiliates, manages us. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of April 24, 2008, we raised $120.0 million by selling 1.2 million of our limited partnership units. We commenced operations in March 2007.

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by May 2022. We entered our liquidation period in April 2013, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2031, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 27% to 36% of their original investment, depending upon when it was made.  Our General Partner is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  For the three-month period ended March 31, 2015, distributions were paid on a monthly basis to our limited partners at an annual rate of 1% of their original capital contribution.  The Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is working towards dissolution by the end of 2015.

Index
General Economic Overview

For the quarter ended March 31, 2015, U.S. economic activity demonstrated the sustained and steady growth as seen over the last several quarters, including a 2.2% increase in GDP reported for the 4th quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Continued job growth and drops in the unemployment rate contributed to expanding the economy.  Low fuel prices in general had a positive effect on the economy and helped boost consumer and business spending.  The unusually harsh winter had a negative effect on the economy.

Some key economic indicators and reports that were released in the 1st quarter of 2015 that have specific relevance for small-to-medium sized business performance are summarized below.  The indicators continue to be positive.  These indicators have especially important relevance to us as leases and loans to small-to-medium sized businesses comprise the majority of our portfolio.

●	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation reported in March 2015 was 72.1, the highest level in four years, and an increase from 63.4 in December 2014. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The March 2015 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.
●	The National Association of Realtors reported in December 2014 that the number of existing home sales increased 4.7% over the prior year period, and the sales price of existing homes increased 7.5% over the prior year period. Total housing inventory at the end of February increased 1.6% to 1.89 million existing homes available for sale, but remains 0.5% below a year ago. Home sales are expected to continue to grow due to improved inventory conditions and the improving U.S. economy. Indications exist that the Federal Reserve may implement a rate increase and affordability concerns could be heightened. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
●	The 1st quarter 2015 Thomson Reuters/PayNet Small Business Lending Indices, which measure the volume of lending to small businesses, showed an increase over the prior year period. Over the same period, the small business loan delinquency rates increased slightly. Commentary in the report stated, “While not in a boom phase, small business credit shows a solid increase that is keeping with an expanding economy.”
●	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in February 2015 gained 0.1 points to reach 98.0, the third highest reading since early 2007 and only eclipsed by November and December 2014, which were a bit higher. The economy lost momentum in the fourth quarter, with GDP growth now estimated at 2.2 percent (up 2.4 percent for the year) after strong second and third quarter performances. Gas prices remain much lower than year ago levels, continuing to feed consumer spending and saving. There are fundamental domestic economic currents leading business owners to add workers and these should bubble up in the official statistics and support stronger growth in domestic output.
●	The National Association of Credit Management Index (“CMI”) for March 2015 was 51.2, down from 54.9 at the end of last quarter. Any Index over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
●	The March 2015 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion. The PMI Index of 51.5 indicated the 27th consecutive month of manufacturing expansion. The PMI Index covers 18 manufacturing industries, and 10 of those industries reported growth in March 2015, down from 11 industries reporting growth in the prior quarter. Comments from the panel refer to continuing challenges from the West Coast port issue, lower oil prices having both positive and negative impacts depending upon the industry, residual effects of the harsh winter, and higher costs of healthcare premiums.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly, which is positive for the small-to-medium sized businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Investments in leases and loans, net	$2,094	$2,711

Active contracts:
Number of contracts	110	183
Number of individual end users (a)	102	174
Average original equipment cost	$91.1	$73.2
Average initial lease term (in months)	91	88
Average remaining lease term (in months)	24	24

States accounting for more than 10% of lease and loan portfolio:
North Carolina	15%	12%
South Carolina	13%	12%
Maryland	10%	9%

Types of assets accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	52%	48%
General Business Loans	15%	14%
Building Systems	10%	9%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Transportation/Communication/Energy	21%	19%
Services	18%	25%
Finance/Insurance/Real Estate	15%	15%
Agriculture/Forestry/Fishing	15%	13%
Retail Trade	11%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. As of March 31, 2015, one lessee accounted for approximately 13% of our portfolio. No other individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Three Months Ended March 31,
			Change
	2015	2014	$	%
Investments in leases and loans before allowance for credit losses	$2,144	$7,187	$(5,043)	(70)%
Less: allowance for credit losses	(50)	(440)	390	(89)%
Investments in leases and loans, net	$2,094	$6,747	$(4,653)	(69)%

Weighted average investments in direct financing leases and loans before allowance for credit losses	$2,442	$8,017	$(5,575)	(70)%
Non-performing assets	$59	$424	$(365)	(86)%
Charge-offs, net of recoveries	$(46)	$103	$(149)	(145)%

As a percentage of finance receivables:
Allowance for credit losses	2.33%	6.12%
Non-performing assets	2.75%	5.90%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	-1.88%	1.28%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on the equipment finance portfolios that we manage, an analysis of contractual delinquencies, current economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt, and therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased along with the allowance for credit losses and non-performing assets.  As there have been signs of improvement in the overall economy, the allowance for credit losses and non-performing assets as a percentage of finance receivables also decreased.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions, and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2015.

Index
Results of Operations

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$93	$273	$(180)	(66)%
Rental income	14	44	(30)	(68)%
Gains on sales of equipment and lease dispositions, net	3	67	(64)	(96)%
Other income	9	44	(35)	(80)%
	119	428	(309)	(72)%
Expenses:
Interest expense	59	222	(163)	(73)%
Depreciation of operating leases	10	19	(9)	(47)%
(Reduction) provision for credit losses	(46)	253	(299)	(118)%
General and administrative expenses	137	177	(40)	(23)%
Administrative expenses reimbursed to affiliate	9	21	(12)	(57)%
	169	692	(523)	(76)%
Loss before equity in losses of affiliate	(50)	(264)	214
Equity in losses of affiliate	(7)	(3)	(4)
Net loss	$(57)	$(267)	$210
Net loss allocated to limited partners	$(56)	$(264)	$208

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $2.4 million for the three months ended March 31, 2015 as compared to $8.0 million for the three months ended March 31, 2014, a decrease of $5.6 million or 70% due to the continued runoff of our equipment financing portfolio.

•	Gains on sales of equipment and lease dispositions decreased $64,000 to a gain of $3,000 for the three months ended March 31, 2015 compared to a gain of $67,000 for the three months ended March 31, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of our equipment financing portfolio.

The decrease in total expenses was primarily the result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the three months ended March 31, 2015 and 2014 were $2.5 million and $8.5 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation of operating leases due to the decrease of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio. The negative provision was due to recoveries exceeding charge-offs by approximately $46,000 and no change in the allowance for credit losses.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partnership unit, after the loss allocated to our General Partner, for the three months ended March 31, 2015 and 2014 was $0.05 and $0.22, respectively, based on the weighted average number of limited partnership units outstanding during each period of 1,195,626.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service and distributions to partners.  We entered our liquidation period in April 2013, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$89	$442
Net cash provided by investing activities	656	1,863
Net cash used in financing activities	(740)	(2,232)
Increase in cash	$5	$73

Cash increased by $5,000 due to net proceeds from leases and loans of $656,000, cash provided by operating activities of $89,000, and a decrease in restricted cash of $172,000, offset by debt repayments of $614,000 and distributions to our partners of $298,000.

Partners’ distributions paid for the three months ended March 31, 2015 and 2014 were $298,000 for each period.  Cumulative partner distributions paid from our inception to March 31, 2015 were approximately $37.5 million.  In 2014, monthly distributions to our limited partners were made at an annual rate of 1% of their original capital invested.   The Fund has notified its investors that regular monthly distributions will end in March 2015 as the Fund continues its liquidation and is expected to pay off its 2010-4 Term Securitization during the next quarter, as noted below, and dissolve within a few months thereafter before the end of the 2015 fiscal year.

Cash distributions are not guaranteed, are solely dependent on our performance, and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions.  Higher than expected lease and loan defaults have reduced our liquidity and impacted our ability to make monthly cash distributions to our limited partners.  In addition, the terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also has limited available cash to make monthly distributions to the partners.

Our General Partner has waived all management fees since August 2010 and all future management fees.  Through March 31, 2015, the General Partner has waived management fees of approximately $6.2 million, of which approximately $15,000 related to the three months ended March 31, 2015.

Borrowings

Borrowings outstanding as of March 31, 2015 were as follows (dollars in thousands):

	Type	Maturity Date	Outstanding Balance	Interest rate per annum
2010-4 Term Securitization	Term	January 2019	$2,237	5.50%
Less: Unamortized original issue discount			(75)
Total Debt Balance			$2,162

In November 2010, six classes of asset-backed notes were issued (the “2010-4 Term Securitization”), one with a stated maturity date of August 2018 and five with a stated maturity date of January 2019.  The notes totaled approximately $201.9 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $7.2 million, of which approximately $75,000 remains unamortized as of March 31, 2015.  As of that date, approximately $2.1 million of gross leases and loans and $2.0 million of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged.  As of March 31, 2015, the first five classes of notes were paid off in full prior to their stated maturity dates.  As noted above, the Fund is expected to pay off the remaining class outstanding during the next quarter and dissolve shortly thereafter.

The 2010-4 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was in compliance with these requirements as of March 31, 2015.

Index
Liquidity Summary

Our primary source of cash comes from payments on our lease and loan portfolio.  Our primary use of cash is for debt service.  We used debt to finance substantially all of our leases and loans, which are collateral for the debt.  However, all of the debt is non-recourse to the partnership, which limits our financial exposure.  Repayment of the debt is based on the payments we receive from our customers.  If a lease or loan becomes delinquent, our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us.  Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the three months ended March 31, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2006 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Current Report on Form 8-K dated October 17, 2011.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT LEASING INCOME FUND III, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

May 14, 2015	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 14, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer